Form 10-Q
period 1998-06-30
ASYMETRIX LEARNING SYSTEMS INC
filed 1998-08-13
CIK 1052327

                                UNITED  STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998
                                      ------------------------------------------

                                      or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       Commission file number 000-24289
                              --------------------------------------------------


                       ASYMETRIX LEARNING SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its chapter)


               Delaware                             91-1276003
   -------------------------------     ------------------------------------
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

       110-110th Avenue NE,  Bellevue, Washington        98004
--------------------------------------------------------------------------------
        (Address of principal executive offices)      (Zip Code)


                                (425) 462-0501
--------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes              No [X]
                                ---             ---

The number of shares outstanding of the issuer's Common Stock, par value $0.01, as of June 30, 1998 was 13,280,453 shares.

                               TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION                                         PAGE NO.
-----------------------------                                           --------

Item 1.  Financial Statements                                              3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.      16


PART II - OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                17

Item 2.  Changes in Securities and Use of Proceeds                        17

Item 3.  Defaults upon Senior Securities                                  17

Item 4.  Submission of Matters to a Vote of Securities Holders            17

Item 5.  Other Information                                                20

Item 6.  Exhibits and Reports on Form 8-K                                 20

SIGNATURES                                                                21

EXHIBIT INDEX                                                             22

EXHIBITS                                                                  23

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The condensed consolidated financial statements included under this item are as follows:

                       ASYMETRIX LEARNING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Three months ended      Six months ended
                                                                        June 30,               June 30,
                                                                   ------------------    ---------------------
                                                                     1998       1997        1998        1997
                                                                   -------    -------      -------     -------
Revenue:
        Product revenue:
         Online learning products                                  $ 2,505    $ 1,648      $ 4,574   $   3,051
         Other products                                                730      2,639        2,270       5,450
                                                                   -------    -------      -------     -------
              Total product revenue                                  3,235      4,287        6,844       8,501
        Services revenue                                             4,879      1,105        9,065       1,875
                                                                   -------    -------      -------     -------
               Total revenue                                         8,114      5,392       15,909      10,376
                                                                   -------    -------      -------     -------
Cost of revenue:
        Product revenue:
         Online learning products                                      230        108          426         168
         Other products                                                288        456          577         937
                                                                   -------    -------      -------     -------
              Total cost of product revenue                            518        564        1,003       1,103
        Services revenue                                             3,031        648        5,777       1,138
                                                                   -------    -------      -------     -------
           Total cost of revenue                                     3,549      1,212        6,780       2,241
                                                                   -------    -------      -------     -------
Gross margin                                                         4,565      4,180        9,129       8,135
                                                                   -------    -------      -------     -------

Operating expenses:
        Research and development                                     1,405      2,159        2,840       4,405
        Sales and marketing                                          3,244      3,241        6,495       6,684
        General and administrative                                   1,283        847        2,695       1,744
        Amortization of goodwill                                       195          -          379           -
                                                                   -------    -------      -------     -------
           Total operating expenses                                  6,127      6,247       12,409      12,833
                                                                   -------    -------      -------     -------
Loss from operations                                                (1,562)    (2,067)      (3,280)     (4,698)
Other income(loss), net                                                 33        (39)       2,206          37
                                                                   -------    -------      -------     -------
Net loss                                                            (1,529)    (2,106)      (1,074)     (4,661)
Accretion of redemption value of redeemable common stock              (604)         -       (1,370)          0
                                                                   -------    -------      -------     -------
Net loss attributable to common stockholders'                      $(2,133)   $(2,106)     $(2,444)    $(4,661)
                                                                   =======    =======      =======     =======
Net loss per share, basic and diluted                              $ (0.27    $ (0.36)     $ (0.33)    $ (0.79)
                                                                   =======    =======      =======     =======
Weighted average common shares outstanding, basic and diluted        8,036      5,932        7,350       5,932
                                                                   =======    =======      =======     =======

    See accompanying notes to Condensed Consolidated Financial Statements

                        ASYMETRIX LEARNING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                         June 30,            December 31,
                                                                           1998                  1997
                                                                       -----------           -----------
Assets:

Current assets:

        Cash and cash equivalents                                     $    28,124           $     2,454
        Accounts receivable, net of allowance for returns and
        doubtful accounts of $1,289 and $1,903                              8,009                 7,105
        Inventories                                                           346                   480
        Prepaid royalties and licenses                                        118                    79
        Receivables from related companies                                    193                   299
        Other current assets                                                1,040                   343
                                                                      -----------           -----------
             Total current assets                                          37,830                10,760
                                                                      -----------           -----------

Property and equipment, net                                                 2,222                 1,834
Goodwill and other intangible assets, net                                  10,138                 8,641
Other assets                                                                  130                   329
                                                                      -----------           -----------
             Total assets                                             $    50,318           $    21,564
                                                                      ===========           ===========

Liabilities and Stockholders' Equity:

Current liabilities:

        Notes payable                                                 $       422           $       762
        Accounts payable                                                    1,770                 1,956
        Accrued liabilities                                                 2,273                 2,164
        Deferred revenue                                                    2,070                 2,981
        Other current liabilities                                           2,527                 2,290
                                                                      -----------           -----------
             Total current liabilities                                      9,062                10,153
Other noncurrent liabilities                                                  161                   181
                                                                      -----------           -----------
Total liabilities                                                           9,223                10,334
                                                                      -----------           -----------
Redeemable common stock                                                        --                 1,468

Stockholders' equity:

        Class B stock                                                          --                    43
        Common stock                                                          134                    66
        Additional paid-in capital                                        203,553               169,075
        Accumulated deficit                                              (161,706)             (159,261)
        Deferred stock compensation                                          (690)                   --
        Accumulated other comprehensive loss                                 (196)                 (161)
                                                                      -----------           -----------
             Total stockholders' equity                                    41,095                 9,762
                                                                      -----------           -----------
                     Total liabilities and stockholders' equity       $    50,318           $    21,564
                                                                      ===========           ===========


  See the accompanying notes to Condensed Consolidated Financial Statements

                       ASYMETRIX LEARNING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                      Six months ended June 30,
                                                                      ------------------------
                                                                         1998            1997
                                                                      ------------------------
Cash flows from operating activities:
        Net loss                                                      $    (1,074) $    (4,661)
        Adjustments to reconcile net loss to net cash used in
          operating activities:
            Depreciation and amortization                                     817          527
            Write-off property and equipment                                    8           --
            Stock compensation expense                                        203           --
            Accrued interest on note receivable from principal
              stockholder                                                      --         (329)
            Accrued interest on Class B stock subscription
              receivable                                                       --          (28)
            Equity in income (losses) from Infomodelers, Inc.              (2,169)         337
        Changes in assets and liabilities:
            Accounts receivable                                              (688)      (1,459)
            Inventories                                                       134          114
            Prepaid royalties and licenses                                    (39)         (40)
            Receivables from related companies                                106            9
            Other current assets                                             (692)        (564)
            Accounts payable                                                 (397)        (371)
            Accrued liabilities                                                61         (435)
            Deferred revenue                                                 (911)         149
            Other current liabilities                                        (139)         407
                                                                      -----------   ----------
                    Net cash used in operating activities                  (4,780)      (6,344)
                                                                      -----------   ----------

Cash flows from investing activities:

        Purchase of property and equipment                                   (649)         (87)
        Cash received in acquisition                                           45           --
        Disposal of (investment in) Infomodelers, Inc.                      2,373           --
        Disposal of other assets                                               --           10
                                                                      -----------   ----------
               Net cash provided by investing activities                    1,769          (77)
                                                                      -----------   ----------
Cash flows from financing activities:

        Repayments of capital lease obligations                               (18)          --
        Proceeds from (repayment) of notes payable                           (774)          --
        Payments received on notes receivable from principal
          stockholder                                                          --        2,900
        Payments received on Class B stock subscription receivable             --          500
        Proceeds from exercise of stock options                               177          100
        Proceeds from initial public offering                              29,331           --
                                                                      -----------   ----------
                Net cash provided by financing activities                  28,716        3,500
                                                                      -----------   ----------
Effect of foreign exchange rate changes on cash                               (35)          15
                                                                      -----------   ----------
                Net increase(decrease) in cash and
                  cash equivalents                                         25,670       (2,906)
Cash and cash equivalents at beginning of period                            2,454        3,763
                                                                      -----------   ----------
Cash and cash equivalents at end of period                            $    28,124   $      857
                                                                      ===========   ==========


   See the accompanying notes to Condensed Consolidated Financial Statements

                        ASYMETRIX LEARNING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997


UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited condensed consolidated financial statements of Asymetrix Learning Systems, Inc., and subsidiaries (the "Company") include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. These statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 1997 included in the Company's Prospectus, dated June 12, 1998, filed as part of a Registration Statement on Form S-1 (Registration No. 333-49037), as amended (the "Registration Statement") in connection with the Company's initial public offering ("IPO"). Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the six months ended June 30, 1998 are not necessarily indicative of the operating results for the full fiscal year. Factors that may affect such operating results, include, but are not limited to, those discussed in "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS".

INVENTORIES

     Inventories consist of the following (in thousands):

                                             June 30,       December 31,
                                               1998            1997
                                             --------       ------------
Raw materials                                  $200            $351
Finished goods                                  218             180
Less obsolescence reserve                       (72)            (51)
                                               ----            ----
                                               $346            $480
                                               ====            ====

STOCKHOLDERS' EQUITY

     On June 12, 1998, the Company completed its IPO and issued 3,000,000 shares of its Common Stock at an initial public offering price of $11.00 per share. The net proceeds to the Company from the IPO, after deducting underwriting discounts and offering expenses incurred by the Company, were approximately $29.3 million. Concurrent with the IPO, each outstanding share of the Company's Class B Stock was automatically converted into approximately 0.75 shares of Common Stock.

NET LOSS PER SHARE

     Basic earnings per share is computed by dividing the sum of net loss plus accretion of redemption value of redeemable common stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the sum of net loss plus accretion of redemption value of redeemable common stock by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss attributable to common stockholders in each of the periods presented, basic and diluted net loss per share is the same.

     Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 1998, are options to acquire approximately 3,643,000 and 3,745,000 shares, respectively, of Common Stock because their effects would be anti-dilutive.

REVENUE RECOGNITION

     Revenue from sales of software products to end-users, resellers, and distributors is recognized when the products are shipped provided that no significant obligations of the Company remain and collection of the resulting receivable is deemed probable. The Company's agreements with certain distributors and resellers permit them to exchange products under certain circumstances and permit returns from certain resellers subject to specific limitations. When appropriate, accruals are established for estimated returns and exchanges. In the case of nonrefundable minimum royalties from an OEM, reseller or other distributor, provided that no significant obligations of the Company remain, the Company recognizes revenue when it delivers its product to the OEM reseller or other distributor. Additional royalties are paid to the extent that the advances are exceeded and these additional royalties are recognized upon delivery of the products by the OEM reseller or other distributor to its customers. The Company recognizes revenue associated with technical support agreements over the life of the contract.

     The Company recognizes revenue under custom development contracts as services are provided for time and materials contracts or by using the percentage-of-completion method of accounting, based on the ratio of costs incurred to the total estimated project cost, for individual fixed-price contracts. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident.

     Effective January 1, 1998, the Company adopted Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition, issued by the American Institute of Certified Public Accountants. The statement provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. The adoption of SOP 97-2 did not have a material effect on revenue recognition for the three and six months ended June 30, 1998.

COMPREHENSIVE LOSS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by Statement 130 in its annual financial statements for the year ending December 31, 1998. The Company's total comprehensive loss for the three months and six months ended June 30, 1998 was approximately $1,650,000 and $1,195,000, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 established standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years must be restated. The Company has not determined the manner in which it will present the information required by Statement 131.

SALE OF INFOMODELERS STOCK

     In February 1998, Infomodelers sold substantially all of its assets to Visio Corporation, a publicly traded company, in exchange for Visio Corporation common stock. In connection with this transaction the Company included in equity in earnings of Infomodelers approximately $2.2 million, which represents its share of the gain which Infomodelers realized on this transaction. In March 1998, the Company sold to its principal stockholder Infomodelers shares, with an aggregate book value of $2.4 million, for cash of $2.4 million.

ACQUISITIONS

     In May 1998, the Company acquired Strategic Systems Associates, Inc. ("SSA"), an Illinois-based provider of custom development and consulting services for the online learning market. The acquisition of SSA was accounted for using the purchase method of accounting. The Company issued 102,000 shares of Common Stock valued at approximately $1.1 million in connection with this acquisition and granted options to purchase 150,000 shares of Common Stock. The purchase price has been allocated to assets acquired and liabilities assumed based on their fair value at the date of acquisition as follows (in thousands):

Property and equipment and other assets          $   400,000
Goodwill                                           1,700,000
Net current liabilities                           (1,000,000)
                                                 -----------
                                                 $ 1,100,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained herein.

     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed below in the "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS."

OVERVIEW

     Asymetrix is a leading provider of online enterprise learning solutions designed to enable organizations to capture, deploy and manage knowledge more effectively for use as a competitive advantage. The Company's comprehensive learning solution consists of an open, standards-based, Internet-centric technology platform as well as professional learning services for the online learning market. The Company's technology platform includes ToolBook II Instructor and ToolBook II Assistant, products which enable customers to author online learning applications, and Librarian, a learning management system designed to enable customers to deploy and manage such applications. The Company's professional services include a wide range of consulting and custom development services focused on the online learning market as well as training and customer support.

     Asymetrix believes that by providing a single source solution, it is well-positioned to be the leading provider of online enterprise learning products and services. Beginning in 1996, the Company redirected its focus to its online learning products, divested several product lines and discontinued development efforts not directly related to its online enterprise learning solution. A key component of the Company's strategy is to provide an online learning solution at the enterprise level. In February 1998, the Company introduced an enhanced version of Librarian which the Company believes significantly extends the existing features and functionality of Librarian by enabling enterprise-wide deployment of online learning applications.

     The Company has acquired several technologies and services businesses in pursuing the online enterprise learning market. On September 12, 1997, the Company acquired Aimtech Corporation ("Aimtech"), a developer of multimedia authoring products and Internet authoring technologies for an aggregate of 2,183,894 shares of its Series 4 Class B Stock valued at approximately $3.1 million (which have been converted into an aggregate of 1,637,853 shares of Common Stock). These shares include 2,111,795 shares issued in exchange for all of Aimtech's outstanding capital stock (which have been converted into an aggregate of 1,583,780 shares of Common Stock), 44,171 shares issued as a financial advisory fee (which have been converted into an aggregate of 33,128 shares of Common Stock) and 27,928 shares issued under Aimtech's "Change of Control" severance policy (which have been converted into an aggregate of 20,945 shares of Common Stock). On September 30, 1997, the Company acquired Oakes Interactive Incorporated, Acorn Associates Incorporated and TopShelf Multimedia, Inc. (collectively referred to as the "Oakes Companies"), which provide online learning consulting, custom development and training services and also distribute certain technology-based training applications. The Company issued an aggregate of 1,512,500 shares of its Series 5 Class B Stock valued at approximately $2.1 million (which have been converted into an aggregate of 1,134,371 shares of Common Stock) in connection with the acquisition of the Oakes Companies. On December 23, 1997, the Company acquired Communication Strategies, Inc. ("CSI"), a provider of online learning consulting, custom development and training services and issued an aggregate of 550,193 shares of its Common Stock valued at approximately $4.8 million. The Company has also acquired four other small businesses, Socha Computing, Inc. ("Socha") in July 1997, Graham-Wright Interactive, Inc. in December 1997, Adams Consulting Group, Inc. in March 1998 and SSA in May 1998. All of these acquisitions were accounted for using the purchase method of accounting. Accordingly, the Company's historical consolidated financial statements do not include results of operations, financial position or cash flows of these entities prior to their respective dates of acquisition. In addition, as a result of the acquisitions of Aimtech and Socha, the Company has incurred charges relating to the cost of acquired in-process research and development of approximately $4.1 million for 1997 and, in connection with all of its acquisitions from July 1, 1997 through June 30, 1998, has recorded an aggregate of approximately $10.2 million in goodwill, approximately $1.5 million of which will be amortized on a straight-line basis over a five year period and the remainder (approximately $8.7 million) of which will be amortized over a 15 year period. If the Company were to incur additional charges for acquired in-process research and development and amortization of goodwill with respect to any future acquisitions, the Company's business, operating results and financial condition could be materially and adversely affected. In July 1998, the Company acquired Meliora Systems, Inc., an online learning product and consulting company.

     As part of its strategy to focus on the online enterprise learning market, the Company divested product lines and technologies which were unrelated to this market. In October 1996, the Company completed the spin-off of its Database Tools Division to Infomodelers, Inc. ("Infomodelers") and distributed a controlling interest in Infomodelers to its stockholders. In March 1998, the Company sold substantially all of its remaining interest in Infomodelers to Vulcan Ventures, Inc. for an aggregate purchase price of approximately $2.4 million in cash, which price included approximately $2.0 million for shares of Infomodelers Series A Preferred Stock and approximately $390,000 for shares of Infomodelers Common Stock. In July 1997, the Company established SuperCede, Inc. ("SuperCede"), which is now a 50%-owned subsidiary, and transferred the assets of its Internet Development Tools Division and SuperCede products to SuperCede. The Company's historical financial statements do not consolidate the results of operations, financial position or cash flows of Infomodelers subsequent to October 1996 or of SuperCede subsequent to September 1997. The Company accounts for its Infomodelers and SuperCede investments using the equity method of accounting.

     The Company incurred net losses of $23.6 million and $13.1 million in 1996 and 1997, respectively, and an operating loss of $1.7 million in the three months ended March 31, 1998, and has yet to achieve operating income under its new business model. The Company's limited operating history under its new business model, and the emerging nature of the market for online enterprise learning among other factors, make prediction of the Company's future operating results difficult. Although the Company has experienced revenue growth in certain recent periods and although the financial statements herein also reflect revenue growth in certain periods there can be no assurance that such growth rates are sustainable or indicative of actual growth rates that the Company may experience and, therefore, they should not be considered indicative of future operating results. In addition, the Company intends to continue to invest in acquisitions, its professional services business, and research and development, among other things. As a result, the Company expects to continue to incur operating losses at least through 1998. There can be no assurance that the Company will achieve profitability or, if profitability is achieved, that it will be sustained.

RESULTS OF OPERATIONS

     The following table presents the Company's results of operations as a percentage of total revenue for the periods indicated.

                                                         Three Months        Six Months
                                                        Ended June 30,     Ended June 30,
                                                        --------------     --------------
                                                        1998      1997     1998     1997
                                                        ----      ----     ----     ----
                                                          Unaudited          Unaudited
Revenue:
      Product revenue:
           Online learning products                       31%       31%      29%      29%
           Other products                                  9        49       14       53
                                                        ----      ----     ----     ----
           Total product revenue                          40        80       43       82
      Services revenue                                    60        20       57       18
                                                        ----      ----     ----     ----
           Total revenue                                 100       100      100      100
Cost of Revenue:
      Product revenue:
           Online learning products                        3         2        3        2
           Other products                                  4         8        4        9
                                                        ----      ----     ----     ----
           Total cost of product revenue                   6        10        6       11


      Services revenue                                    37        12       36       11
                                                        ----      ----     ----     ----
           Total cost of revenue                          44        22       43       22
                                                        ----      ----     ----     ----
Gross Margin                                              56        78       57       78
Operating Expenses:
      Research and development                            17        40       18       42
      Sales and marketing                                 40        60       41       64
      General and administrative                          16        16       17       17
      Amortization of goodwill                             2         0        2        0
                                                        ----      ----     ----     ----
           Total operating expenses                       76       116       78      124
                                                        ----      ----     ----     ----
Loss from operations                                     -19       -38      -21      -45
                                                        ----      ----     ----     ----
Other income (expense), net                                0        -1       14        0
Net income (loss)                                        -19%      -39%      -7%     -45%
                                                        ----      ----     ----     ----

THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1997

     Revenue.   Total revenue increased 50% from $5.4 million in the three months ended June 30, 1997 to $8.1 million in the three months ended June 30, 1998. Total revenue increased 53% from $10.4 million in the six months ended June 30, 1997 to $15.9 million in the six months ended June 30, 1998.

     Online learning product revenue increased 52% from $1.6 million in the three months ended June 30, 1997 to $2.5 million in the three months ended June 30, 1998. Online learning product revenue increased 50% from $3.0 million in the six months ended June 30, 1997 to $4.6 million in the six months ended June 30, 1998. The increase in online learning product revenue for both periods was due primarily to increased demand for the Company's online learning products as a result of the Company's focus on the online learning market. Other product revenue decreased 72% from $2.6 million in the three months ended June 30, 1997 to $730,000 in the three months ended June 30, 1998. Other product revenue decreased 58% from $5.5 million in the six months ended June 30, 1997 to $2.3 million for the six months ended June 30, 1998. Other product revenue consists of revenue from the Company's products which are not targeted at the online learning market, and also includes revenue from SuperCede products prior to its spin-off by the Company. Included in other product revenue in the three months and six months ended June 30, 1997 was approximately $851,000 and $1,541,000, respectively, from sales of SuperCede products. Total product revenue decreased 25% from $4.3 million in the three months ended June 30, 1997 to $3.2 million in the three months ended June 30, 1998. Total product revenue decreased 19% from $8.5 million in the six months ended June 30, 1997 to $6.8 million in the six months ended June 30, 1998. The Company anticipates that future growth in product sales, if any, will be attributable to its online learning products and that its other product revenue will continue to decrease.

     Services revenue increased 342% from $1.1 million in the three months ended June 30, 1997 to $4.9 million in the three months ended June 30, 1998. Services revenue increased 383% from $1.9 million for the six months ended June 30, 1997 to $9.1 million for the six months ended June 30, 1998. The increases in services revenue for each of these periods were due primarily to the expansion of the Company's professional services business.

     Cost of Revenue. Cost of product revenue includes costs of media, manuals and distribution costs. Gross margin from the Company's online learning products is generally higher than that of its other products because these products are typically sold by the Company's direct sales force, as compared with other products sold through indirect channels, such as OEMs and resellers. Cost of services revenue consists primarily of personnel-related costs in providing consulting, maintenance and training to customers. Gross margin on product revenue is higher than gross margin on services revenue, reflecting the lower materials, packaging and other costs of software compared with the relatively high personnel costs associated with providing professional services.

     Total cost of revenue increased 193% from $1.2 million in the three months ended June 30, 1997 to $3.5 million in the three months ended June 30, 1998. Total cost of revenue increased 203% from $2.2 million in the six months ended June 30, 1997 to $6.8 million in the six months ended June 30, 1998.

     Cost of online learning products revenue increased 113% from $108,000 in the three months ended June 30, 1997 to $230,000 in the three months ended June 30, 1998. Cost of online learning products revenue increased 157% from $166,000 for the six months ended June 30, 1997 to $426,000 for the six months ended June 30, 1998. The increase for both periods was due primarily to increased sales of the Company's online learning products. Cost of other products revenue decreased 37% from $456,000 in the three months ended June 30, 1997 to $288,000 in the three months ended June 30, 1998. For the six months ended June 30, 1998 cost of other product revenue declined 38% from $937,000 for the six months ended June 30, 1997 to $577,000 for the six months ended June 30, 1998. The respective declines were due primarily to decreased sales of the Company's other products. Cost of other products revenue attributable to sales of SuperCede products were $71,000 and $203,000 in the three and six months ended June 30, 1997. Total cost of product revenue decreased 8% from $564,000 in the three months ended June 30, 1997 to $518,000 in the three months ended June 30, 1998. Total cost of product revenue decreased 9% from $1.1 million for the six months ended June 30, 1997 to $1.0 million for the six months ended June 30, 1998.

     Online learning products gross margin was 93% and 91% in the three months ended June 30, 1997 and 1998, respectively. Online learning products gross margin was 95% and 91% in the six months ended June 30, 1997 and 1998, respectively. Other products gross margin decreased from 83% in the three months ended June 30, 1997 to 61% in the three months ended June 30, 1998. This decrease was primarily due to a decrease in revenue from OEM arrangements, which typically yield higher gross margins. Other products gross margin for the six months ended June 30, 1998 was 75% compared to 83% in the prior year period. Total product gross margin fell from 87% in both the three and six months ended June 30, 1997 to 84% and 85%, respectively, in the three and six months ended June 30, 1998.

     Cost of services revenue increased 368% from $648,000 in the three months ended June 30, 1997 to $3.0 million in the three months ended June 30, 1998. Cost of services revenue increased 408% from $1.1 million for the six months ended June 30, 1997 to $5.8 million for the six months ended June 30, 1998. The increase for each of these periods was due primarily to increased professional service projects in 1998.

     Services gross margin decreased from 41% in the three months ended June 30, 1997 to 38% in the three months ended June 30, 1998. For the six months ended June 30, 1998 services gross margin decreased to 36% from 39% in the prior year period. The Company anticipates that cost of services revenue will increase in absolute dollars as it adds additional professional services personnel. To the extent services revenue increases relative to product sales revenue as a percentage of total revenue, overall gross margins would decline.

OPERATING EXPENSES

     Research and Development. Research and development expenses include expenses associated with the development of new products and new product versions and consist primarily of salaries, depreciation of development equipment, supplies and overhead allocations. Research and development expenses decreased 35% from $2.2 million in the three months ended June 30, 1997 to $1.4 million in the three months ended June 30, 1998. Research and development expenses decreased 36% from $4.4 million to $2.8 million for the six months ended June 30, 1997 and 1998. Research and development expenses as a percentage of total revenue decreased from 40% in the three months ended June 30, 1997 to 17% in the three months ended June 30, 1998. Research and development expenses as a percent of total revenue were 42% and 18% in the six months ended June 30, 1997 and 1998. The decrease in each of these periods was due to the spin-off of SuperCede. Research and development expenses related to SuperCede were $905,000 and $1.7 million in the three and six months ended June 30, 1997. The Company expects research and development expenses to increase in absolute dollars in the future.

     Sales and Marketing. Sales and marketing expenses consist primarily of sales and marketing personnel costs, including sales commissions, travel, advertising, public relations, seminars, trade shows and other marketing literature and overhead allocations. Sales and marketing expenses were unchanged from $3.2 million in the three months ended June 30, 1997 and 1998. Sales and marketing expenses decreased 3% from $6.7 million to $6.5 million in the six months ended June 30, 1997 and 1998. Sales and marketing expenses as a percentage of total revenue decreased from 60% and 64% in the three and six months ended June 30, 1997, respectively, to 40% and 41% in the three and six months ended June 30, 1998 respectively. Selling expense increased in absolute dollars, due to the adoption of a direct sales model and marketing expense declined because of the spin off of Supercede in September 1997. Sales and marketing expenses related to SuperCede were $697,000 and $1.6 million in the three and six months ended June 30, 1997, respectively. The Company expects that sales and marketing expenses will increase in absolute dollars in the future as the Company continues to increase its sales and marketing efforts in the online learning market.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses for the Company's administrative, executive and finance personnel as well as outside legal and audit costs. General and administrative expenses increased 52% from $847,000 for the three months ended June 30, 1997 to $1.3 million in the three months ended June 30, 1998. General and administrative expenses increased 55% from $1.7 million to $2.7 million in the six months ended June 30, 1997 and 1998. Both the three and six month increase was due primarily to increased overhead due to the Company's increased size. General and administrative expenses as a percentage of total revenue were consistent at 16% and 17% in the three and six months ended June 30, 1997 and 1998, respectively. General and administrative expenses related to SuperCede were $337,000 and $653,000 in the three and six months ended June 30, 1997. The Company expects that general and administrative expenses will increase in absolute dollars in the future as the Company incurs additional costs (including directors' and officers' liability insurance, investor relations programs and increased professional fees) related to being a public company.

AMORTIZATION OF GOODWILL

     Amortization of goodwill expenses relates to the amortization of excess purchase price over net assets, from acquired companies booked under the purchase method of accounting. For the three and six months ended June 30, 1997 the Company did not have amortization of goodwill expenses. For the three and six months ended June 30, 1998, $195,000 and $379,000 of expense was recorded. These amounts reflect the amortization of goodwill acquired in connection with the acquisitions of Aimtech, the Oakes Companies, CSI, Graham-Wright Interactive, Inc., Adams Consulting Group, Inc. and SSA.

OTHER INCOME (EXPENSE)

     The Company recorded no other expense in the three or six months ended June 30, 1997 and 1998. Interest income from principal stockholder was $147,000 and $329,000 in the three and six months ended June 30, 1997, respectively, and was related to interest payments to the Company on a note receivable from the Company's principal stockholder. This note receivable was repaid in full in October 1997. Other interest income, net was $2,000 and $33,000 in the three months ended June 30, 1997 and 1998, respectively. For the six months ended June 30, 1997 and 1998, other interest income, net was $46,000 and $55,000 respectively. Equity in income (losses) from Infomodelers was $(188,000) and $(338,000) in the three and six months ended June 30, 1997, respectively, and $0 and $2.2 million, respectively, in the three and six months ended June 30, 1998, representing the Company's equity in the net income (losses) from Infomodelers in such periods. Equity in income (losses) from Infomodelers in 1998 resulted from the sale by Infomodelers of substantially all of its assets to Visio Corporation. Because the Company sold substantially all of its interest in Infomodelers in March 1998, the Company does not anticipate that it will record equity in income (losses) from Infomodelers in future periods.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Although the Company believes that its products and internal systems are Year 2000 compliant, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had cash and cash equivalents totaling $28.1 million, an increase of $25.7 million from December 31, 1997. The increase in cash and cash equivalents was due primarily to net proceeds of $29.3 million generated from the Company's IPO, $177,000 from the exercise of employee options, and $2.4 million from the sale of Infomodelers shares, offset by $4.8 million used in operating activities, $649,000 used in investing activities and $792,000 net, used to repay notes payable and capital lease obligations. At June 30, 1998, the principal sources of liquidity for the Company were $28.8 million in working capital and a $5.0 million bank line of credit. Borrowings under the Company's line of credit will bear interest at the bank's reference rate or LIBOR plus 1.0% per annum, and this line of credit expires on December 31, 1998. The Company's obligations under this line of credit are secured by the Company's accounts receivable. As of June 30, 1998, the Company had no outstanding borrowings under this line of credit.

     The Company anticipates that the net proceeds received from its IPO, together with cash and cash equivalents will be sufficient to meet its working capital needs and capital expenditures for at least the next 12 months. The Company's long-term liquidity will be affected by numerous factors, including acquisitions of businesses or technologies, demand for the Company's online learning products and services, the extent to which such online learning products and services achieve market acceptance, the timing of and extent to which the Company invests in new technology, the expenses of sales and marketing and new product development, the extent to which competitors are successful in developing their own products and services and increasing their own market share, the level and timing of revenues, and other factors. In addition, the Company from time to time evaluates potential acquisitions of businesses, products or technologies that compliment the Company's business. To the extent that resources are insufficient to fund the Company's activities, the Company may need to raise additional funds. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. If adequate funds are not available on acceptable terms, the Company may be unable to expand its business, develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Limited Operating History In Online Learning Market. The Company was incorporated in December 1984. Until early 1995, the Company was engaged in various technology and development activities and in the development and marketing of multimedia authoring products, database and Internet tools, World Wide Web publishing products and other ancillary products, most of which are not included as part of the Company's online enterprise learning solution. Starting in 1995, the Company recapitalized and redirected its focus to the development and marketing of authoring products and a learning management system designed to capitalize on the advantages of the Internet as a means of delivering technology-based training applications. Since 1995 the Company has also introduced a variety of professional services. Accordingly, the Company has only a limited operating history upon which to base an evaluation of its current business and prospects. The Company's prospects must be considered in light of the risks and uncertainties encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets such as online enterprise learning and by companies engaged in a business transition from developing and marketing software products to offering an integrated product and services solution. Such risks include, but are not limited to the demand for technology-based training and online enterprise learning applications; the management of both internal and acquisition-based growth; demand for the Company's products and services; the ability of the Company to meet the needs of sophisticated corporate customers; and competition. To address these risks, the Company must, among other things successfully introduce new products and services; achieve commercial acceptance of its new products and services; continue to expand its professional services business; successfully identify, acquire and integrate acquired businesses; respond to competitive developments; attract, integrate, retain and motivate qualified personnel; and address new or evolving technologies and standards. There can be no assurance that the Company will be successful in addressing such risks and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

     Fluctuations in Quarterly Operating Results. The Company's quarterly operating results have varied significantly in the past and are expected to fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include the demand for technology-based training in general and demand for online enterprise learning solutions in particular; the size and timing of product orders and the timing and execution of professional services engagements; the mix of revenue from products and services; the mix of products sold; the inability of the Company to meet its own or client project milestones or to meet client expectations; market acceptance of the Company's or competitors' products and services; the ability of the Company to develop and market new or enhanced products and services in a timely manner and market acceptance of such products, including the latest release of Librarian, and services; the Company's ability to integrate acquisitions successfully and to identify, acquire and integrate suitable acquisition candidates; the timing of revenue recognition; charges related to acquisitions; competitive conditions; technological changes; personnel changes; general economic conditions; and economic conditions specific to the technology-based training and online learning markets. With its emphasis on providing an online enterprise learning solution, the Company is targeting its selling and marketing efforts towards customers with the potential need for enterprise-wide solutions. Because the Company believes that the implementation of its solutions may require an enterprise-wide decision by prospective customers, the Company may be required to provide a significant level of education to prospective customers regarding the Company's solutions. Therefore, the Company believes that the period between initial contact and the sale of the Company's solutions could be lengthy, and the implementation cycle could lengthen because of increases in the size and complexity of customer implementations. Uncertainty of timing with respect to sales or implementations could have a material adverse effect on the Company's business and operations and cause the Company's operating results to vary significantly from quarter to quarter. Therefore, the Company's operating results for any particular quarterly period may not be indicative of future operating results.

     Acquisitions. The Company has acquired ten companies since July 1997 and is continuing to pursue a strategy of growth through acquisition. The successful implementation of this strategy depends on the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms, integrate their operations and technology successfully with those of the Company, retain existing customers and maintain the goodwill of the acquired businesses. Acquisitions involve a number of risks, including the integration of acquired products and technologies in a timely manner; the integration of businesses and employees with the Company's business; the management of geographically-dispersed operations; adverse effects on the Company's reported operating results from acquisition-related charges and amortization of goodwill; potential increases in stock compensation expense and increased compensation expense resulting from newly-hired employees; the diversion of management attention; the assumption of unknown liabilities; potential disputes with the sellers of one or more acquired entities; the inability of the Company to maintain customers or goodwill of an acquired business; the need to divest unwanted assets or products; and the possible failure to retain key acquired personnel. Client satisfaction or performance problems with an acquired firm could also have a material adverse effect on the reputation of the Company as a whole, and any acquired business could significantly underperform relative to the Company's expectations. Moreover, in pursuing acquisition opportunities, the Company may compete for acquisition targets with other companies with similar growth strategies that may have greater resources than the Company, which could result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. If the Company is unable to manage internal or acquisition-based growth effectively, the Company's business, operating results and financial condition would be materially and adversely affected

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     From time to time, the Company is involved in legal proceedings and litigation arising in the ordinary course of business. Except as described below, the Company is not a party to any material litigation or legal proceedings.

     Richard B. Grant v. Asymetrix Corporation, No. CV-96-3635 HLH, Central District of California. On May 21, 1996, Richard B. Grant filed a complaint alleging that the Company's ToolBook and Multimedia ToolBook products infringe a patent owned by him and seeking unspecified damages. The Company has received an opinion that the products do not infringe this patent and that the patent is invalid. This action is still in the discovery stage, and it is not yet possible to assess the likelihood of its outcome. Although the Company believes that it does not infringe this patent and that the patent is invalid, and although the Company intends to vigorously defend this action, the results of litigation can never be predicted with certainty, and the costs of defense, regardless of outcome, could have a material adverse effect on the business, operating results and financial condition of the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with the Company's IPO, the Company registered 3,000,000 shares of its Common Stock, all of which were sold by the Company. The Registration Statement was declared effective by the Securities and Exchange Commission on June 11, 1998. NationsBanc Montgomery Securities LLC was the managing underwriter of the IPO. The IPO commenced on June 12, 1998, and terminated following the sale of all of the securities registered under the Registration Statement, plus an additional 25,000 shares pursuant to the exercise of the underwriters' over-allotment option. The Common Stock was offered and sold to the public at $11.00 per share, for aggregate consideration of $33,275,000, of which the Company received net proceeds of $30,945,750, and the remaining $2,329,250 was the underwriting discount.

     As a result of the IPO and a 3-for-4 reverse split effected immediately prior to the IPO, all shares of each Series of the Company's Class B Stock were converted into Common Stock. The conversion into Common Stock was as follows:
37,500 shares of the Company's Series 1 Class B Stock were converted into 28,125 shares of Common Stock; 388,395 shares of the Company's Series A Preferred Stock were converted into 291,296 shares of Common Stock; 2,382,994 shares of the Company's Series 4 Class B Stock were converted into 1,785,099 shares of Common Stock; an option to purchase 19,431 shares of the Company's Series 4 Class B Stock was converted into an option to purchase 14,573 shares of Common Stock; and 1,512,500 shares of the Company's Series 5 Class B Stock were converted into 1,134,371 shares of Common Stock.

     On May 22, 1998 the Company issued 102,000 shares of Common Stock in exchange for all of the issued and outstanding capital stock of SSA. The shares were issued to three individual shareholders of SSA in exchange for all of such shareholders' capital stock of SSA. The proceeds were used to acquire all of the capital stock of SSA. The issuance of such securities was exempt pursuant to
Section 4(2) of the Securities Act of 1933 under Rule 506 of Regulation D in that there were three individuals who received securities in the transaction, each of whom was capable of evaluating the merits and risks of the transaction.

     During the three months ended June 30, 1998, the Company issued 51,378 shares of Common Stock (as adjusted to reflect the 3-for-4 reverse stock split) pursuant to the exercise of employee stock options. The issuance of such securities was exempt pursuant to Section 4(2) of the Securities Act of 1933 and/or under Rule 701.

     From the effective date of the Registration Statement through June 30, 1998, the Company has incurred an estimated $3,758,000 in expenses for the Company's account in connection with the issuance and distribution of the Common Stock, including underwriting discounts and commissions of $2,329,250 and other expenses of $1,428,750. No finders' fees or expenses were paid to or for the underwriters. None of these payments were made, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or
(iii) affiliates of the Company.

     From the effective date of the Registration Statement through June 30, 1998, the Company has applied approximately $2.6 million of the Offering proceeds to working capital requirements. None of these payments were made, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company. To date, the Company believes that it has used the Offering proceeds in a manner consistent with the use of proceeds described in the Registration Statement. The remaining $28.1 million of the Offering proceeds is invested in short-term marketable debt securities, money market funds and other cash equivalents.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     A special meeting of the shareholders of Asymetrix Learning Systems, Inc., a Washington corporation and predecessor to the Company ("Asymetrix Washington"), was held on May 7, 1998 at the Company's office in Bellevue, Washington. The meeting was held pursuant to a Notice of Special Meeting of Shareholders mailed to the shareholders on April 10, 1998.

     Six proposal were submitted to the shareholders and approved at the special meeting, as follows (all share and vote numbers are prior to the Company's 3-for-4 reverse split as described in Proposal 5):

     Proposal 1: Approval of the reincorporation of Asymetrix Washington corporation under the laws Delaware by means of a merger of the Asymetrix Washington into the Company, which was at that time a wholly-owned subsidiary of Asymetrix Washington organized under the laws of Delaware. The number of votes cast for, cast against or abstaining from Proposal 1, both in person and by proxy was as follows:

                                                          CLASS B STOCK
                                COMMON      ------------------------------------------------------
                                 STOCK         SERIES 1      SERIES A       SERIES 4       SERIES 5
                              ---------        --------      --------      ---------      ---------
VOTES FOR                     8,615,038         37,500        388,395      2,120,915      1,512,500
VOTES AGAINST                    16,326              0              0         16,093              0
ABSTAIN                           7,595              0              0            200              0

  Proposal 2: Approval of adoption of a form of Indemnity Agreement to be entered into by the Company with its officers and directors. Votes cast by officers, directors and their affiliates were not counted in determining the outcome on Proposal 2. The number of votes counted, cast for, cast against or abstaining from Proposal 2, both in person and by proxy was as follows:

                                                                CLASS B STOCK
                               COMMON      -------------------------------------------------------
                                STOCK          SERIES 1      SERIES A       SERIES 4       SERIES 5
                              ---------        --------      --------      ---------      ---------
VOTES COUNTED                   839,621        37,500          388,395      1,727,816        151,250
VOTES FOR                       820,426        37,500          388,395      1,725,681        151,250
VOTES AGAINST                    14,333             0                0          1,421              0
ABSTAIN                           1,100             0                0            674              0

     Proposal 3: Approval of adoption by the Company of a 1998 Equity Incentive Plan and the reservation for issuance thereunder of: (a) 1,500,000 shares of Common Stock (following the 3-for-4 reverse split described in Proposal 5) plus
(b) any authorized shares not issued or subject to outstanding grants under the Company's 1995 Combined Incentive and Nonqualified Stock Option Plan ("the 1995 Plan"); plus (c) any shares issuable upon exercise of options granted pursuant to the 1995 Plan that expire or are cancelled for any reason without having been exercised in full. The number of votes cast for, cast against or abstaining from Proposal 3, both in person and by proxy was as follows:

                                                                 CLASS B STOCK
                               COMMON          ----------------------------------------------------
                                STOCK          SERIES 1      SERIES A       SERIES 4       SERIES 5
                              ---------        --------      --------      ---------      ---------
VOTES FOR                     8,617,876        37,500          388,395      2,129,907      1,512,500
VOTES AGAINST                    10,916             0                0          2,368              0
ABSTAIN                          10,167             0                0          4,933              0

     Proposal 4: Approval of adoption by the Company a 1998 Directors Stock Option Plan and the reservation of 187,500 shares of Common Stock (following the 3-for-4 reverse split described in Proposal 5) for issuance thereunder. The number of votes cast for, cast against or abstaining from Proposal 4, both in person and by proxy was as follows:

                                                                 CLASS B STOCK
                                COMMON         ----------------------------------------------------
                                STOCK          SERIES 1      SERIES A       SERIES 4       SERIES 5
                              ---------        --------      --------      ---------      ---------
VOTES FOR                     8,605,265        37,500          388,395      2,129,433      1,512,500
VOTES AGAINST                    16,920             0                0          2,842              0
ABSTAIN                          16,774             0                0          4,933              0

     Proposal 5: Approval of an amendment of the Company's Certificate of Incorporation to be filed upon the effectiveness of the Registration Statement relating to the IPO to authorize a three-for-four reverse stock split of the Company's Common Stock. The number of votes cast for, cast against or abstaining from Proposal 5, both in person and by proxy was as follows:

                                                                 CLASS B STOCK
                               COMMON          ----------------------------------------------------
                                STOCK          SERIES 1      SERIES A       SERIES 4       SERIES 5
                              ---------        --------      --------      ---------      ---------
VOTES FOR                     8,606,643        37,500          388,395      2,108,290      1,512,500
VOTES AGAINST                    22,149             0                0         28,718              0
ABSTAIN                          10,167             0                0            200              0

     Proposal 6: Approval of the amendment and the restatement of the Company's Certificate of Incorporation after the conversion of the outstanding Class B Stock of Asymetrix into Common Stock upon the closing of the IPO to eliminate all shares of Preferred Stock and to authorize the Company's Board of Directors to issue "blank check" preferred stock. The number of votes cast for, cast against or abstaining from Proposal 6, both in person and by proxy was as follows:

                                                                CLASS B STOCK
                               COMMON          ----------------------------------------------------
                                STOCK          SERIES 1      SERIES A       SERIES 4       SERIES 5
                              ---------        --------      --------      ---------      ---------
VOTES FOR                     8,620,493        37,500          388,395      2,120,915      1,512,500
VOTES AGAINST                     7,199             0                0         16,093              0
ABSTAIN                          11,267             0                0            200              0

ITEM 5.  OTHER INFORMATION.

     In July 1998, the Company acquired Meliora Systems, Inc. ("Meliora"), an online learning software developer and provider of consulting services based in Rochester, New York. The acquisition of Meliora was accounted for using the pooling of interests method of accounting. The Company issued 268,000 shares of Common Stock in connection with this acquisition and granted options to purchase 270,000 shares of Common Stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


     (a)  Exhibits.

           2.1 Agreement and Plan of Reorganization dated May 22, 1998 by and between the Company and Strategic Systems Associates, Inc.

           2.2 Agreement and Plan of Reorganization dated June 22, 1998 by and between the Company and Meliora Systems, Inc.

           27    Financial Data Schedule

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the three months ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ASYMETRIX LEARNING SYSTEMS, INC.

    August 13, 1998                          /s/ John D. Atherly
---------------------------      ---------------------------------------------
         Date                                    John D. Atherly
                                   Vice President, Finance and Administration
                                           and Chief Financial Officer
                                 (Duly Authorized Officer and Chief Accounting
                                                   Officer)

                                 EXHIBIT INDEX

           2.1 Agreement and Plan of Reorganization dated May 22, 1998 by and between the Company and Strategic Systems Associates, Inc.

           2.2 Agreement and Plan of Reorganization dated June 22, 1998 by and between the Company and Meliora Systems, Inc.

           27    Financial Data Schedule