Form 10-Q
period 1998-09-30
ASYMETRIX LEARNING SYSTEMS INC
filed 1998-11-16
CIK 1052327

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      or

 [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                       COMMISSION FILE NUMBER 000-24289


                       ASYMETRIX LEARNING SYSTEMS, INC.
            (Exact name of registrant as specified in its chapter)


              DELAWARE                                    91-1276003
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   000incorporation or organization)


              110-110/TH/ AVENUE NE,  BELLEVUE, WASHINGTON  98004
             (Address of principal executive offices)   (Zip Code)


                                (425) 462-0501
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes_________    No  X
                  -----

The number of shares outstanding of the issuer's Common Stock, par value $0.01, as of September 30, 1998 was 13,593,131 shares.

                       ASYMETRIX LEARNING SYSTEMS, INC.

                                  FORM 10 -Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                          PAGE
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 1998 and
         December 31, 1997                                                                                3

         Condensed Consolidated Statements of Operations for the three and nine months
         ended September 30, 1998 and 1997                                                                4

         Condensed Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1998 and 1997                                                                      5

         Notes to Condensed Consolidated Financial Statements                                             6

Item 2.  Management's Discussion and Analysis of  Financial Condition and Results of Operations           9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                               19

Item 2.  Changes in Securities and Use of Proceeds                                                       19

Item 3.  Defaults upon Senior Securities                                                                 19

Item 4.  Submission of Matters to a Vote of Securities Holders                                           19

Item 5.  Other Information                                                                               20

Item 6.  Exhibits and Reports on Form 8-K                                                                20

SIGNATURES                                                                                               20

EXHIBIT INDEX                                                                                            21

                       ASYMETRIX LEARNING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                                                      September 30,           December 31,
                                                                                           1998                   1997
                                                                                    ------------------    --------------------
                                       ASSETS
Current assets:
    Cash and cash equivalents                                                                 $23,391                $  2,541
     Accounts receivable, net of allowance for returns and
        doubtful accounts of $1,387 and $1,903                                                  7,649                   7,424
    Inventories                                                                                   377                     484
    Prepaid royalties and licenses                                                                 92                      79
    Receivables from related companies                                                            320                     299
    Other current assets                                                                          938                     425
                                                                                    ------------------    --------------------
             Total current assets                                                              32,767                  11,252
 Property and equipment, net                                                                    2,381                   1,939
 Goodwill and other intangible assets, net                                                      9,980                   8,641
  Investment in Infomodelers, Inc.                                                                  -                     204
 Other assets                                                                                     127                     133
                                                                                    ------------------    --------------------
              Total assets                                                                    $45,255                 $22,169
                                                                                    ==================    ====================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                                       $          -               $     844
     Accounts payable                                                                           1,482                   2,392
     Accrued liabilities                                                                        1,668                   2,539
     Deferred revenue                                                                             974                   3,267
     Other current liabilities                                                                  1,992                   2,276
                                                                                    ------------------    --------------------
             Total current liabilities                                                          6,116                  11,318
 Other noncurrent liabilities                                                                     297                     425
                                                                                    ------------------    --------------------
             Total liabilities                                                                  6,413                  11,743
                                                                                    ------------------    --------------------

Redeemable common stock                                                                             -                   1,468

Stockholders' equity:
     Class B stock                                                                                  -                      43
     Common stock                                                                                 137                      69
     Additional paid-in capital                                                               204,077                 169,369
     Accumulated deficit                                                                     (164,500)               (160,362)
     Deferred stock compensation                                                                 (635)                      -
     Accumulated other comprehensive loss                                                        (236)                   (161)
                                                                                    ------------------    --------------------
            Total stockholders' equity                                                         38,842                   8,958
                                                                                    ------------------    --------------------
            Total liabilities and stockholders' equity                                        $45,255                 $22,169
                                                                                    ==================    ====================


   See the accompanying notes to Condensed Consolidated Financial Statements

                       ASYMETRIX LEARNING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Three months ended          Nine months ended
                                                                      September 30,               September 30,
                                                               -------------------------    ---------------------------
                                                                   1998          1997         1998               1997
                                                               -------------------------    ---------------------------
Revenue:
Product revenue:
   Online learning products                                        $2,811        $2,237         $7,704          $5,719
   Other products                                                   1,683         2,352          3,953           7,802
                                                               -----------     ---------    -----------     -----------
        Total product revenue                                       4,494         4,589         11,657          13,521
Services revenue                                                    4,635         1,790         14,042           4,024
                                                               -----------     ---------    -----------     -----------
         Total revenue                                              9,129         6,379         25,699          17,545
                                                               -----------     ---------    -----------     -----------

Cost of revenue:
Product revenue:
   Online learning products                                           231           174            709             340
   Other products                                                     208           452            785           1,447
                                                               -----------     ---------    -----------     -----------
     Total cost of product revenue                                    439           626          1,494           1,787
Services revenue                                                    3,282         1,271          9,274           2,614
                                                               -----------     ---------    -----------     -----------
    Total cost of revenue                                           3,721         1,897         10,768           4,401
                                                               -----------     ---------    -----------     -----------

Gross margin                                                        5,408         4,482         14,931          13,144
                                                               -----------     ---------    -----------     -----------

Operating expenses:
   Research and development                                         1,568         2,284          4,638           6,838
   Sales and marketing                                              3,559         3,905         10,620          10,942
   General and administrative                                       1,352           867          4,296           2,688
   Amortization of goodwill                                           213             -            592               -
    Acquired in-process research and development                        -         4,064              -           4,064
                                                               -----------     ---------    -----------     -----------
       Total operating expenses                                     6,692        11,120         20,146          24,532
                                                               -----------     ---------    -----------     -----------
Loss from operations                                               (1,284)       (6,638)        (5,215)        (11,388)
Other income(expense), net                                            281           (66)         2,447             (55)
                                                               -----------     ---------    -----------     -----------
Net loss                                                           (1,003)       (6,704)        (2,768)        (11,443)
Accretion of redemption value of redeemable common stock                -             -         (1,370)              -
                                                               -----------     ---------    -----------     -----------
Net loss attributable to common stockholders                      $(1,003)      $(6,704)       $(4,138)       $(11,443)
                                                               ===========     =========    ===========     ===========

Net loss per share, basic and diluted                              $(0.07)       $(1.07)        $(0.43)         $(1.83)
                                                               ===========     =========    ===========     ===========
Weighted average common shares outstanding, basic and
diluted                                                            13,565         6,284          9,724           6,240
                                                               ===========     =========    ===========     ===========

     See accompanying notes to Condensed Consolidated Financial Statements

                       ASYMETRIX LEARNING SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                   Nine months ended
                                                                                     September 30,
                                                                         -------------------------------------
                                                                               1998                   1997
                                                                         -----------------      ----------------
Cash flows from operating activities:
  Net loss                                                                     $   (2,768)            $ (11,443)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                                   1,244                   862
    Write-off property and equipment                                                    8                     -
    Stock compensation expense                                                        250                   150
    Accrued interest on note receivable from principal stockholder                      -                  (329)
    Accrued interest on Class B stock subscription receivable                           -                   (28)
    Acquired in-process research and development                                        -                 4,064
    Equity in income (losses) from Infomodelers, Inc.                              (2,169)                  485
    Changes in assets and liabilities:
      Accounts receivable                                                              (9)               (2,613)
      Inventories                                                                     107                   259
      Prepaid royalties and licenses                                                  (13)                  159
      Receivables from related companies                                              (21)                  (10)
      Other current assets                                                           (606)                 (592)
      Accounts payable                                                             (1,121)               (1,114)
      Accrued liabilities                                                            (544)                 (468)
      Deferred revenue                                                             (2,293)                  133
      Other current liabilities                                                      (928)                  (76)
                                                                              ------------           -----------
               Net cash used in operating activities                               (8,863)              (10,561)
                                                                              ------------           -----------

Cash flows from investing activities:
    Purchase of property and equipment                                               (955)                 (134)
    Cash received in acquisition                                                       45                     -
    Disposal of (investment in) Infomodelers, Inc.                                  2,373                     -
    Disposal of other assets                                                            3                    49
                                                                              ------------           -----------
               Net cash provided by  investing activities                           1,466                   (85)
                                                                              ------------           -----------

Cash flows from financing activities:
    Proceeds from (repayment) of notes payable                                     (1,530)                  264
    Payments received on notes receivable from principal
        stockholder                                                                     -                 5,915
    Payments received on Class B stock subscription receivable                          -                   500
    Proceeds from exercise of stock options                                           521                   227
    Proceeds from initial public offering                                          29,331                     -

                                                                              ------------           -----------
               Net  cash provided by financing activities                          28,322                 6,906
                                                                              ------------           -----------
    Effect of foreign exchange rate changes on cash                                   (75)                  (95)
                                                                              ------------           -----------
               Net increase(decrease) in cash and cash
                  equivalents                                                      20,850                (3,835)
Cash and cash equivalents at beginning of period                                    2,541                 3,788
                                                                              ------------           -----------
Cash and cash equivalents at end of period                                     $   23,391             $     (47)
                                                                              ============           ===========


    See accompanying notes to Condensed Consolidated Financial Statements

                       ASYMETRIX LEARNING SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997

UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited condensed consolidated financial statements of Asymetrix Learning Systems, Inc. (the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. These statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 1997 included in the Company's Prospectus, dated June 12, 1998, filed as part of a Registration Statement on Form S-1 (Registration No. 333-49037), as amended (the "Registration Statement") in connection with the Company's initial public offering ("IPO"). Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the operating results for the full fiscal year. Factors that may affect such operating results, include, but are not limited to, those discussed in "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS".

ACQUISITIONS

     In July 1998, the Company acquired Meliora Systems, Inc. ("Meliora"), an online learning software developer and provider of consulting services based in Rochester, New York. The acquisition of Meliora was accounted for using the pooling of interests method of accounting. The Company issued 268,000 shares of Common Stock in connection with this acquisition. The accompanying financial statements for the three months and nine months ended September 30, 1998 are based on the assumption that the companies were combined for the full year, and financial statements for prior years have been restated to give effect to the combination.

     The summarized results of operations of the separate companies for the six months ended June 30, 1998 and 1997 are as follows:

                                                Six months ended
                                                     June 30,
                                        ------------------------------
                                           1998                1997
                                        ----------          ----------
Revenue:
    As previously reported                  $15,909            $10,376
    Meliora                                     661                790
                                        -----------         ----------
        As restated                         $16,570            $11,166
                                        ===========         ==========

Net Loss:
    As previously reported                  $(2,444)           $(4,661)
    Meliora                                    (691)               (78)
                                        -----------         ----------
        As restated                         $(3,135)           $(4,739)
                                        ===========         ==========

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

Property and equipment and other assets                  $   400,000
Goodwill                                                   1,700,000
Net current liabilities                                   (1,000,000)
                                                      --------------
    Total                                                $ 1,100,000
                                                      ==============

INVENTORIES

     Inventories consist of the following (in thousands):

                                     September 30,       December 31,
                                         1998                1997
                                     -------------       ------------
Raw materials                                $ 268              $ 355
Finished goods                                 187                180
Less obsolescence reserve                      (78)               (51)
                                     -------------       ------------
                                             $ 377              $ 484
                                     =============       ============

STOCKHOLDERS' EQUITY

     On June 12, 1998, the Company completed its IPO and issued 3,000,000 shares of its Common Stock at an initial public offering price of $11.00 per share plus an additional 25,000 shares pursuant to the exercise of the underwriters' over-allotment option. The net proceeds to the Company after deducting underwriting discounts and offering expenses incurred by the Company, were approximately $29.0 million. Concurrent with the IPO, each outstanding share of the Company's Class B Stock was automatically converted into approximately 0.75 shares of Common Stock.

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

     Excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 1998 are options to acquire approximately 4,097,729 shares of Common Stock with a weighted average share price of $5.03 because their effects would be anti-dilutive.

REVENUE RECOGNITION

     Effective January 1, 1998, the Company adopted Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition, issued by the American Institute of Certified Public Accountants. The statement provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. The adoption of SOP 97-2 did not have a material effect on revenue recognition for the three and nine months ended September 30, 1998.

     Prior to January 1, 1998, revenue from sales of software products to end-users, resellers, and distributors is recognized when the products are shipped provided that no significant obligations of the Company remain and collection of the resulting receivable is deemed probable. The Company's agreements with certain distributors and resellers permit them to exchange products under certain circumstances and permit returns from certain resellers subject to specific limitations. When appropriate, accruals are established for estimated returns and exchanges. In the case of nonrefundable minimum royalties from an OEM, reseller or other distributor, provided that no significant obligations of the Company remain, the Company recognizes revenue when it delivers its product to the OEM reseller or other distributor. Additional royalties are paid to the extent that the advances are exceeded and these additional royalties are recognized upon delivery of the products by the OEM reseller or other distributor to its customers. The Company recognizes revenue associated with technical support agreements over the life of the contract.

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


COMPREHENSIVE LOSS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by Statement 130 in its annual financial statements for the year ending December 31, 1998. The Company's total comprehensive loss for the three months and nine months ended September 30, 1998 was approximately $1,043,000 and $2,842,000, respectively and consisted of net loss and foreign currency translation.

SIGNIFICANT CUSTOMERS

     No customer accounted for more than 10% of the total revenues for the three months and nine months ended September 30, 1998 and 1997.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of Statement 133 to have a material impact on its consolidated financial statements.

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

OVERVIEW

         Asymetrix is a leading provider of online enterprise learning solutions designed to enable organizations to capture, deploy and manage knowledge more effectively for use as a competitive advantage. The Company's comprehensive learning solution consists of an open, standards-based, Internet-centric technology platform as well as professional learning services for the online learning market. The Company's technology platform includes ToolBook II Instructor and ToolBook II Assistant, products which enable customers to author online learning applications, Librarian, a learning management system designed to enable customers to deploy and manage such applications and Ingenium a skills-based training management system designed for automating instructor-led training, logistics and tracking of individual and group competencies. The Company's professional services include a wide range of consulting, integration and custom development services focused on the online learning market as well as training and customer support.

         Asymetrix believes that by providing a single source solution, it is well positioned to be the leading provider of online enterprise learning products and services. Beginning in 1996, the Company redirected its focus to its online learning products, divested several product lines and discontinued development efforts not directly related to its online enterprise learning solution. A key component of the Company's strategy is to provide an online learning solution at the enterprise level. In February 1998, the Company introduced an enhanced version of Librarian which the Company believes significantly extends the existing features and functionality of Librarian by enabling enterprise-wide deployment of online learning applications.

         From September 12, 1997 to July 1998, the Company acquired seven companies and issued an aggregate of 3,597,748 shares of Common Stock. All of these acquisitions were accounted for using the purchase method of accounting. Accordingly, the Company's historical consolidated financial statements do not include results of operations, financial position or cash flows of these entities prior to their respective dates of acquisition. In addition, as a result of the acquisitions of Aimtech and Socha, the Company has incurred charges relating to the cost of acquired in-process research and development of approximately $4.1 million for 1997 and, in connection with all of its acquisitions from July 1, 1997 through September 30, 1998, has recorded an aggregate of approximately $10.2 million in goodwill, approximately $1.5 million of which will be amortized on a straight-line basis over a five year period and the remainder (approximately $8.7 million) of which will be amortized over a 15 year period. If the Company were to incur additional charges for acquired in-process research and development and amortization of goodwill with respect to any future acquisitions, the Company's business, operating results and financial condition could be materially and adversely affected. In July 1998, the Company acquired Meliora Systems, Inc., an online learning product and consulting company, which has been accounted for under the pooling of interests method. 268,000 shares of the Company's common stock were issued in exchange for all outstanding shares of Meliora Systems, Inc. common stock. The financial statements have been restated to give effect to the combination.

         As part of its strategy to focus on the online enterprise learning market, the Company divested product lines and technologies that were unrelated to this market. In October 1996, the Company completed the spin-off of its Database Tools Division to Infomodelers, Inc. ("Infomodelers") and distributed a controlling interest in Infomodelers to its stockholders. In March 1998, the Company sold substantially all of its remaining interest in Infomodelers to Vulcan Ventures, Inc. for an aggregate purchase price of approximately $2.4 million in cash, which price included approximately $2.0 million for shares of Infomodelers Series A Preferred Stock and approximately $390,000 for shares of Infomodelers Common Stock. In July 1997, the Company established SuperCede, Inc. ("SuperCede"), which is now a 50%-owned subsidiary, and transferred the assets of its Internet Development Tools Division and SuperCede products to SuperCede. The Company's historical financial statements do not consolidate the results of operations, financial position or cash flows of Infomodelers subsequent to October 1996 or of SuperCede subsequent to September 1997. The Company accounts for its Infomodelers and SuperCede investments using the equity method of accounting.

         The Company incurred net losses of $20.2 million and $13.7 million in 1996 and 1997, respectively, and an operating loss of $5.2 million in the nine months ended September 30, 1998, and has yet to achieve operating income under its new business model. The Company's limited operating history under its new business model, and the emerging nature of the market for online enterprise learning among other factors, make prediction of the Company's future operating results difficult. Although the Company has experienced revenue growth in certain recent periods and although the financial statements herein also reflect revenue growth in certain periods there can be no assurance that such growth rates are sustainable or indicative of actual growth rates that the Company may experience and, therefore, they should not be considered indicative of future operating results. In addition, the Company intends to continue to invest in acquisitions, its professional services business, and research and development, among other things. As a result, the Company expects to continue to incur operating losses at least through 1998. There can be no assurance that the Company will achieve profitability or, if profitability is achieved, that it will be sustained.

RESULTS OF OPERATIONS

The following table presents the Company's results of operations as a percentage of total revenue for the periods indicated.

                                                           Three Months                                Nine Months
                                                       Ended September 30,                         Ended September 30,
                                             -------------------------------------       -------------------------------------
                                             -------------------------------------       -------------------------------------
                                                    1998                  1997                  1998                  1997
                                             ---------------       ---------------       ---------------       ---------------
                                                     %                     %                     %                     %
                                             ---------------       ---------------       ---------------       ---------------
Revenue:
 Product revenue:
   Online learning products                            31                    35                    30                    33
   Other products                                      18                    37                    15                    44
                                             ---------------       ---------------       ---------------       ---------------
        Total product revenue                          49                    72                    45                    77
 Services revenue                                      51                    28                    55                    23
                                             ---------------       ---------------       ---------------       ---------------
         Total revenue                                100                   100                   100                   100
Cost of revenue:
 Product revenue:
   Online learning products                             3                     3                     3                     2
   Other products                                       2                     7                     3                     8
                                             ---------------       ---------------       ---------------       ---------------
         Total cost of product revenue                  5                    10                     6                    10
 Services revenue                                      36                    20                    36                    15
                                             ---------------       ---------------       ---------------       ---------------
         Total cost of revenue                         41                    30                    42                    25
                                             ---------------       ---------------       ---------------       ---------------
Gross margin                                           59                    70                    58                    75
Operating expenses:
   Research and development                            17                    36                    18                    39
   Sales and marketing                                 39                    61                    41                    62
   General and administrative                          15                    14                    17                    15
   Amortization of goodwill                             2                     0                     2                     0
   Acquired in-process research and                     0                    64                     0                    23
   development
                                             ---------------       ---------------       ---------------       ---------------
         Total operating expenses                      73                   174                    78                   140
                                             ---------------       ---------------       ---------------       ---------------
Loss from operations                                  -14                  -104                   -20                   -65
                                             ---------------       ---------------       ---------------       ---------------
Other income(loss), net                                 3                    -1                    10                     0
Net loss                                              -11                  -105                   -11                   -65
                                             ===============       ===============       ===============       ===============

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenue. Total revenue increased 43% from $6.4 million in the three months ended September 30, 1997 to $9.1 million in the three months ended September 30, 1998. Total revenue increased 46% from $17.5 million in the nine months ended September 30, 1997 to $25.7 million in the nine months ended September 30, 1998.

     Online learning product revenue increased 26% from $2.2 million in the three months ended September 30, 1997 to $2.8 million in the three months ended September 30, 1998. Online learning product revenue increased 35% from $5.7 million in the nine months ended September 30, 1997 to $7.7 million in the nine months ended September 30, 1998. The increase in online learning product revenue for both periods was due primarily to increased demand for the Company's online learning products as a result of the Company's focus on the online learning market in particular the Company's Librarian 6.0 and Ingenium 4.0 products. Other product revenue decreased 28% from $2.4 million in the three months ended September 30, 1997 to $1.7 in the three months ended September 30, 1998. Other product revenue decreased 49% from $7.8 million in the nine months ended September 30, 1997 to $4.0 million for the nine months ended September 30, 1998. Other product revenue consists of revenue from the Company's products which are not targeted at the online learning market, and also includes revenue from SuperCede products prior to its spin-off by the Company. Included in other product revenue in the three months and nine months ended September 30, 1997 was approximately $490,000 and $2.0 million, respectively, from sales of SuperCede products. Total product revenue decreased 2% from $4.6 million in the three months ended September 30, 1997 to $4.5 million in the three months ended September 30, 1998. Total product revenue decreased 14% from $13.5 million in the nine months ended September 30, 1997 to $11.7 million in the nine months ended September 30, 1998. The Company anticipates that future growth in product sales, if any, will be attributable to its online learning products and that its other product revenue will continue to decrease.
    Services revenue increased 159% from $1.8 million in the three months ended September 30, 1997 to $4.6 million in the three months ended September 30, 1998. Services revenue increased 249% from $4.0 million for the nine months ended September 30, 1997 to $14.0 million for the nine months ended September 30, 1998. The increases in services revenue for each of these periods was due primarily to the expansion of the Company's professional services business.

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

     Total cost of revenue increased 96% from $1.9 million in the three months ended September 30, 1997 to $3.7 million in the three months ended September 30, 1998. Total cost of revenue increased 145% from $4.4 million in the nine months ended September 30, 1997 to $10.8 million in the nine months ended September 30, 1998.


     Cost of online learning products revenue increased 33% from $174,000 in the three months ended September 30, 1997 to $231,000 in the three months ended September 30, 1998. Cost of online learning products revenue increased 109% from $340,000 for the nine months ended September 30, 1997 to $709,000 for the nine months ended September 30, 1998. The increase for both periods was due primarily to increased sales of the Company's online learning products. Cost of other products revenue decreased 54% from $452,000 in the three months ended September 30, 1997 to $208,000 in the three months ended September 30, 1998. Cost of other product revenue declined 46% from $1.4 million for the nine months ended September 30, 1997 to $785,000 for the nine months ended September 30, 1998. The respective declines were due primarily to decreased sales of the Company's other products. Cost of other products revenue attributable to sales of SuperCede products were $70,000 and $273,000 in the three and nine months ended September 30, 1997. Total cost of product revenue decreased 30% from $626,000 in the three months ended September 30, 1997 to $439,000 in the three months ended September 30, 1998. Total cost of product revenue decreased 16% from $1.8 million for the nine months ended September 30, 1997 to $1.5 million for the nine months ended September 30, 1998.

     Online learning products gross margin was 92% in the three months ended September 30, 1997 and 1998, respectively. Online learning products gross margin was 94% and 91% in the nine months ended September 30, 1997 and 1998, respectively. Other products gross margin increased from 81% in the three months ended September 30, 1997 to 88% in the three months ended September 30, 1998. This increase was primarily due to an increase in revenue from an OEM arrangement which had a higher gross margin. Other products gross margin for the nine months ended September 30, 1998 was 80% compared to 81% in the prior year period. Total product gross margin increased from 86% in the three months ended September 30, 1997 to 90% in the three months ended September 30, 1998 and was unchanged from 87% in the nine months ended September 30, 1997 and 1998.

    Cost of services revenue increased 158% from $1.3 million in the three months ended September 30, 1997 to $3.3 million in the three months ended September 30, 1998. Cost of services revenue increased 255% from $2.6 million for the nine months ended September 30, 1997 to $9.3 million for the nine months ended September 30, 1998. The increase for each of these periods was due primarily to increased professional service projects in 1998.

     Services gross margin was unchanged from 29% in the three months ended September 30, 1997 and September 30, 1998. For the nine months ended September 30, 1998 services gross margin decreased to 34% from 35% in the nine months ended September 30, 1997. The Company anticipates that cost of services revenue will increase in absolute dollars as it adds additional professional services personnel. To the extent services revenue increases relative to product sales revenue as a percentage of total revenue, overall gross margins would decline.

OPERATING EXPENSES

     Research and Development. Research and development expenses include expenses associated with the development of new products and new product versions and consist primarily of salaries, depreciation of development equipment, supplies and overhead allocations. Research and development expenses decreased 31% from $2.3 million in the three months ended September 30, 1997 to $1.6 million in the three months ended September 30, 1998. Research and development expenses decreased 32% from $6.8 million to $4.6 million for the nine months ended September 30, 1997 and 1998. Research and development expenses as a percentage of total revenue decreased from 36% in the three months ended September 30, 1997 to 17% in the three months ended September 30, 1998. Research and development expenses as a percent of total revenue were 39% and 18% in the nine months ended September 30, 1997 and 1998. The decrease in each of these periods was due to the spin-off of SuperCede. Research and development expenses related to SuperCede were $869,000 and $2.6 million in the three and nine months ended September 30, 1997. The Company expects research and development expenses to increase in absolute dollars in the future.

     Sales and Marketing. Sales and marketing expenses consist primarily of sales and marketing personnel costs, including sales commissions, travel, advertising, public relations, seminars, trade shows and other marketing literature and overhead allocations. Sales and marketing expenses decreased 9% from $3.9 million in the three months ended September 30, 1997 to $3.6 million in the three months ended September 30, 1998. Sales and marketing expenses decreased 3% from $10.9 million to $10.6 million in the nine months ended September 30, 1997 and 1998. Sales and marketing expenses as a percentage of total revenue decreased from 61% and 62% in the three and nine months ended September 30, 1997, respectively, to 39% and 41% in the three and nine months ended September 30, 1998 respectively. Selling expense increased in absolute dollars, due to the adoption of a direct sales model and marketing expense declined because of the spin off of Supercede in September 1997. Sales and marketing expenses related to SuperCede were $848,000 and $2.5 million in the three and nine months ended September 30, 1997, respectively. The Company expects that sales and marketing expenses will increase in absolute dollars in the future as the Company continues to increase its sales and marketing efforts in the online learning market.

     General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses for the Company's administrative, executive and finance personnel as well as outside legal and audit costs. General and administrative expenses increased 56% from $867,000 for the three months ended September 30, 1997 to $1.35 million in the three months ended September 30, 1998. General and administrative expenses increased 60% from $2.7 million to $4.3 million in the nine months ended September 30, 1997 and 1998. Both the three and nine month increase was due primarily to increased overhead due to the Company's increased size. General and administrative expenses as a percentage of total revenue increased slightly from 14% to 15% in the three months ended September 30, 1997 compared to three months ended September 30, 1998. For the nine months ended September 30, 1997 compared to nine months ended September 30, 1998 the percent increased from 15% to 17. General and administrative expenses related to SuperCede were $0 and $653,000 in the three and nine months ended September 30, 1997. The Company expects that general and administrative expenses will increase in absolute dollars in the future as the Company incurs additional costs (including directors' and officers' liability insurance, investor relations programs and increased prof essional fees) related to being a public company.

AMORTIZATION OF GOODWILL

     Amortization of goodwill expense relates to the amortization of excess purchase price over net assets, from acquired companies booked under the purchase method of accounting. For the three and nine months ended September 30, 1997 the Company did not have amortization of goodwill expense. For the three and nine months ended September 30, 1998, $213,000 and $592,000 of expense was recorded. These amounts reflect the amortization of goodwill acquired in connection with the acquisitions of Aimtech, the Oakes Companies, CSI, Graham-Wright Interactive, Inc., Adams Consulting Group, Inc. and SSA.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     The Company recorded a $4.1 million charge in the three and nine months ended September 30, 1997 associated with in-process research and development acquired with Aimtech Corporation and Socha Computing. There have been no in-process research and development charges in the three months or nine months ended September 30, 1998. The in-process research and development acquired in the Socha acquisition relates to future simulation and animation functionality that management expects may be incorporated in future versions of the Company's online learning products within the next two years. Technological feasibility has not yet been established and the Company has no future alternative uses for this technology. Failure to complete the project may result in competitive disadvantages in the future, which could have a material adverse affect on the Company's business, results of operations and financial condition. The in-process research and development acquired in the Aimtech acquisition is applicable to the Company's future online learning authoring products and relates to streaming technologies (Dynamic HTML, ActiveX and Java). Management expects that such in-process research and development may be incorporated with the next two years at an estimated cost of $1.25 million to $1.9 million. Technological feasibility has not yet been established and the Company has no future alternative uses for this technology. Failure to complete the project may result in competitive disadvantages in the future, which could have a material adverse affect on the Company's business, results of operations and financial condition.

OTHER INCOME (EXPENSE)

     The Company recorded no other expense in the three or nine months ended September 30, 1997 and 1998. Interest income from principal stockholder was $92,000 and $421,000 in the three and nine months ended September 30, 1997, respectively, and was related to interest payments to the Company on a note receivable from the Company's principal stockholder. This note receivable was repaid in full in October 1997. Other interest income, net was $3,000 and $281,000 in the three months ended September 30, 1997 and 1998, respectively. For the nine months ended September 30, 1997 and 1998, other interest income, net was $49,000 and $336,000 respectively. The increase was due to interest earned on the Company's higher cash and cash equivalents balance as a result of its initial public offering. Equity in income (losses) from Infomodelers was $(148,000) and $(486,000) in the three and nine months ended September 30, 1997, respectively, and $0 and $2.2 million, respectively, in the three and nine months ended September 30, 1998, representing the Company's equity in the net income (losses) from Infomodelers in such periods. Equity in income (losses) from Infomodelers in 1998 resulted from the sale by Infomodelers of substantially all of its assets to Visio Corporation. Because the Company sold substantially all of its interest in Infomodelers in March 1998, the Company does not anticipate that it will record equity in income (losses) from Infomodelers in future periods.

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

     The Company has designed and tested the most current versions of its products to be year 2000 compliant. However, some of the Company's customers may be using older versions of its products that are not year 2000 compliant. The Company has been encouraging its customers to upgrade to current product versions, and the Company has been required by customers to warrant that the current versions of its products are year 2000 compliant. Although the Company believes the current versions of its products are year 2000 compliant, there can be no assurances that the current product versions do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company, as well as claims against the Company for breach of its warranties of year 2000 compliance. Furthermore, certain of the Company's products interact or are used with other software and hardware products provided by third parties such as operating systems, network file servers, networking software, databases, and web browsers. In certain events the Company's products will processes date data generated by these third party products. The failure of these third party products to be year 2000 compliant could cause the Company's products to generate incorrect date output as a result of processing incorrect date input generated by such third party products. Although the Company believes, based on published assurances of year 2000 compliance by the vendors of such products, that such third party products are year 2000 compliant, there can be no assurances that such third party products do not contain undetected errors or defects associated with year 2000 date functions.

     Although the Company has not made any express representations or warranties with respect to year 2000 compliance of older versions of its products and has included clauses disclaiming any implied warranties and limiting its liability for product defects in the agreements under which those older versions were licensed to customers, there can be no assurance that the Company will not face claims or litigation based on older versions of its products. The Company is aware of a growing number of lawsuits against other software vendors related to year 2000 compliance, including lawsuits based on such companies charging their customers for new versions of their products that are year 2000 compliant rather than providing such versions for free. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected, and if the Company is affected by such litigation there can be no assurance that such litigation would not have a material adverse effect on the Company's business operating results and financial condition.

     With respect to the Company's internal information technology systems, the Company's year 2000 internal readiness program primarily covers taking inventory of hardware and software systems, determining the level of year 2000 compliance of such systems, assessing business and customer satisfaction risks associated with such systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning. At this point the Company has substantially completed its review of its most mission critical information technology systems such as finance, order processing, customer service, project management, and sales management, and believes that it has brought those systems substantially into year 2000 compliance. The Company is currently reviewing and addressing year 2000 issues in its second tier information technology systems, including its network servers, network software and widely used desktop software applications. The Company expects to substantially complete year 2000 readiness preparations by the end of calendar 1998 with respect to its mission critical business and software systems and by early in the third quarter of 1999 with respect to its second tier systems and network hardware and software systems. In each case, the Company expects to continue implementation and testing through calendar 1999. The Company has no current plans to perform an assessment of imbedded technology outside of its information technology systems, and believes that the failure to be year 2000 compliant of imbedded technology in systems such as photocopiers, building elevators, HVAC and cardkey readers will not have a material effect on the Company's business.

     The Company has not sent detailed questionnaires to vendors and service providers to certify year 2000 readiness, but the Company has obtained or relied upon published assurances of year 2000 compliance in relation to its existing information technology systems and purchases of new information technology systems, in addition to conducting its own internal year 2000 analysis. While the Company has no plans to broadly survey all of its vendors and service providers, the Company does intend to send such questionnaires to certain key suppliers. As most of the Company's significant vendors are required to file proxy statements and annual and quarterly reports with the SEC disclosing their own year 2000 readiness, the Company intends to obtain and review such disclosure for its key vendors to determine their level of year 2000 compliance. The Company will determine what additional action is necessary, if any, following such review.

     The Company has not sent and does not currently plan to send questionnaires to its customers to independently verify its customers' level of year 2000 compliance. However, the Company's significant customers are large business enterprises and government agencies which the Company believes are devoting significant resources to ensuring their own internal year 2000 compliance. The Company's significant customers are also required to file proxy statements and annual and quarterly reports with the SEC disclosing their own year 2000 readiness, the Company intends to obtain and review such disclosure for its significant customers to determine their level of year 2000 compliance. Moreover, the Company has received and responded to year 2000 questionnaires from its customers as a part of their own year 2000 compliance programs. The Company does believe that the purchasing patterns of the Company's customers or potential customers may be affected by their internal year 2000 issues as these companies or agencies expend significant resources and focus personnel on ensuring their own internal year 2000 compliance. Devoting resources and personnel on year 2000 compliance may result in reduced funds available to purchase other products and services, and may delay the implementation of new information technology systems such as those offered by the Company, either of which could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company estimates that the total cost of evaluating and addressing its year 2000 issues will be $67,000. To date the Company has spent $9,500 and $28,500 in the three and nine months ending September 30, 1998, respectively, in connection with evaluating and addressing year 2000 issues. Such expenditures represented 6% and 6%, respectively, of the Company's total information technology budget in the three and nine months ending September 30, 1998. All funds used for evaluating and addressing year 2000 issues are from the Company's information technology budget, and no additional budget dollars were allocated specifically to address year 2000 compliance. As a result, resources devoted to year 2000 compliance are not available for other information technology systems or projects.

     Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third party software, third party hardware and internally developed software, or in the internal systems of its vendors or customers. The most reasonably likely worst case scenarios would include: (i) loss or corruption of data contained in the Company's internal information systems, (ii) hardware failure, (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, internet services, etc.); (iv) the failure of the internal systems of the Company's vendors or customers, resulting in problems with providing services or making payments to the Company. The Company is in the early phases of contingency planning at this time and expects to undertake more in depth contingency planning after following the completion of its analysis and correction of its internal year 2000 issues. The Company expects its contingency plans to include, among other things, manual work-arounds for software and hardware failures, as well as substitution of systems or vendors, if necessary.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had cash and cash equivalents totaling $23.4 million, an increase of $20.9 million from December 31, 1997. The increase in cash and cash equivalents was due primarily to the proceeds of $29.3 million generated from the Company's IPO, $521,000 from the exercise of employee options, and $2.4 million from the sale of Infomodelers' shares, offset by $8.9 million used in operating activities, $907,000 used in investing activities and $1,530,000 net, used to repay notes payable and capital lease obligations. At September 30, 1998, the principal sources of liquidity for the Company were $26.7 million in working capital and a $5.0 million bank line of credit. Borrowings under the Company's line of credit will bear interest at the bank's reference rate or LIBOR plus 1.0% per annum, and this line of credit expires on December 31, 1998. The Company's obligations under this line of credit are secured by the Company's accounts receivable. As of September 30, 1998, the Company had no outstanding borrowings under this line of credit.

     The Company anticipates that the net proceeds received from its IPO, together with cash and cash equivalents will be sufficient to meet its working capital needs and capital expenditures for at least the next 12 months. The Company's long-term liquidity will be affected by numerous factors, including acquisitions of businesses or technologies, demand for the Company's online learning products and services, the extent to which such online learning products and services achieve market acceptance, the timing of and extent to which the Company invests in new technology, the expenses of sales and marketing and new product development, the extent to which competitors are successful in developing their own products and services and increasing their own market share, the level and timing of revenues, and other factors. In addition, the Company from time to time evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. To the extent that resources are insufficient to fund the Company's activities, the Company may need to raise additional funds. There can be no assurance that such additional funding, if needed, will be available on terms attractive to the Company, or at all. If adequate funds are not available on acceptable terms, the Company may be unable to expand its business, develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Fluctuations in Quarterly Operating Results. The Company's quarterly operating results have varied significantly in the past and are expected to fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include the demand for technology-based training in general and demand for online enterprise learning solutions in particular; the size and timing of product orders and the timing and execution of professional services engagements; the mix of revenue from products and services; the mix of products sold; the inability of the Company to meet its own or client project milestones or to meet client expectations; market acceptance of the Company's or competitors' products and services; the ability of the Company to develop and market new or enhanced products and services in a timely manner and market acceptance of such products and services; the Company's ability to integrate acquisitions successfully and to identify, acquire and integrate suitable acquisition candidates; the timing of revenue recognition; charges related to acquisitions; competitive conditions; technological changes; personnel changes; general economic conditions; and economic conditions specific to the technology-based training and online learning markets. With its emphasis on providing an online enterprise learning solution, the Company is targeting its selling and marketing efforts towards customers with the potential need for enterprise-wide solutions. Because the Company believes that the implementation of its solutions may require an enterprise-wide decision by prospective customers, the Company may be required to provide a significant level of education to prospective customers regarding the Company's solutions. Therefore, the Company believes that the period between initial contact and the sale of the Company's solutions could be lengthy, and the implementation cycle could lengthen because of increases in the size and complexity of customer implementations. Uncertainty of timing with respect to sales or implementations could have a material adverse effect on the Company's business and operations and cause the Company's operating results to vary significantly from quarter to quarter. Therefore, the Company's operating results for any particular quarterly period may not be indicative of future operating results.

     Acquisitions. The Company has acquired eight companies since July 1997 and is continuing to pursue a strategy of growth through acquisition. The successful implementation of this strategy depends on the Company's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms, integrate their operations and technology successfully with those of the Company, retain existing customers and maintain the goodwill of the acquired businesses. Acquisitions involve a number of risks, including the integration of acquired products and technologies in a timely manner; the integration of businesses and employees with the Company's business; the management of geographically-dispersed operations; adverse effects on the Company's reported operating results from acquisition-related charges and amortization of goodwill; potential increases in stock compensation expense and increased compensation expense resulting from newly-hired employees; the diversion of management attention; the assumption of unknown liabilities; potential disputes with the sellers of one or more acquired entities; the inability of the Company to maintain customers or goodwill of an acquired business; the need to divest unwanted assets or products; and the possible failure to retain key acquired personnel. Client satisfaction or performance problems with an acquired firm could also have a material adverse effect on the reputation of the Company as a whole, and any acquired business could significantly underperform relative to the Company's expectations. Moreover, in pursuing acquisition opportunities, the Company may compete for acquisition targets with other companies with similar growth strategies that may have greater resources than the Company, which could result in increased prices of acquisition targets and a diminished pool of companies available for acquisition.

     Management of Growth; Dependence on Key Personnel. The Company is currently experiencing a period of significant expansion. The Company's future success will depend, in part, upon the ability of its senior management to manage growth effectively. The failure of the Company to manage successfully its historic and future growth could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's future success will be highly dependent on the performance of its senior management team and other key employees, and on the Company's ability to attract, integrate, motivate and retain additional highly skilled technical, sales and marketing and professional services personnel. There is intense competition for such personnel in the areas of the Company's activities. The Company does not have employment agreements with most of its executives or other key employees. In addition, the Company does not maintain key person life insurance for any of its officers or key employees. The loss of the services of any of the Company's senior management team or other key employees or the failure of the Company to attract, integrate, motivate and retain additional key employees, including professional services personnel, could have a material adverse effect on the Company's business, operating results and financial condition.

     Customer Requirements; Fixed Price Engagements. Because the Company's online learning solution is targeted for customers with enterprise-wide deployments in an emerging market, customers and potential customers may have a greater sensitivity to product integration, interoperability and defects than customers in the market for software products generally. In addition, these customers may have evolving and rapidly changing requirements for their online enterprise learning needs, which the Company must address satisfactorily. Many of the Company's professional services engagements require the Company to develop learning applications to suit unique customer requirements. The Company's failure or inability to meet a customer's expectations or requirements in the performance of its services could potentially damage the Company's reputation or result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. In addition, most such professional services engagements are billed on a fixed-price basis. The Company's failure to estimate accurately the resources and time required for an engagement, to manage client expectations effectively regarding the scope of services to be delivered for the estimated fees or to complete fixed-price engagements within budget, on time and to clients' satisfaction would expose the Company to risks associated with cost overruns and may expose the Company, in certain cases, to penalties, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

     Developing Market. The market for online enterprise learning is a new and emerging market. Although technology-based training applications have been available for several years, they currently account for only a small portion of the overall training market. The failure of technology-based training, and online learning in particular, to gain wider market acceptance within the time frame anticipated by the Company could have a material adverse effect on the Company's business, operating results and financial condition. The Company's success also depends on the Internet and intranets to continue to be adopted as a means of communication, particularly for corporate training and education. Even if the Internet and intranets are widely adopted, the adoption of these networks for corporate training and education, particularly by companies that have relied on traditional means of training their personnel, will require broad acceptance of new training methods. In addition, companies that have already invested substantial resources in other methods of corporate training and education may be reluctant to adopt a new strategy that may limit or compete with their existing investments.

     Competition. The online learning market is highly fragmented and competitive, rapidly evolving and subject to rapid technological change, with no single competitor accounting for a dominant market share. Because of the lack of significant barriers to entry in its market, the Company expects that a number of new competitors will enter this market in the future, and a number of large companies have announced an intention to enter the market for online learning and technology-based training. Increased competition could result in pricing pressures, reduced margins or the failure of the Company's products and services to achieve or maintain market acceptance, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, several of the Company's current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and therefore may be able to respond more quickly than the Company to new or changing opportunities, technologies, standards and customer requirements. As a result of the foregoing and other factors, there can be no assurance that the Company will compete effectively with current or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

     General Economic Conditions. The Company's revenue is subject to fluctuation as a result of general economic conditions. A significant portion of the Company's revenue is derived from the sale of products and services to Fortune 1000 companies, educational organizations and government agencies, which historically have adjusted their expenditures for education and training during economic downturns. Should the economy weaken in any future period, these organizations may not increase or may reduce their expenditures on education and training generally, and on technology-based training and online learning in particular, which could have an adverse effect on the Company's business, operating results and financial condition. Likewise, expenditures on year 2000 compliance could cause organizations to reduce their expenditures on education and training generally, and on technology-based training and online learning in particular. The risks associated with year 2000 compliance are more fully discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Volatility of Stock Price. The stock market from time to time has experienced significant price and volume fluctuations. In addition, the market prices of securities of other technology companies, particularly Internet-related companies, have been highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, analysts' reports and projections and general market conditions may have a significant effect on the market price of the Company's Common Stock. Decreases in the price of the Company's stock would limit its ability to pursue its strategy of growth through acquisition by making it more difficult to acquire businesses or technologies in stock-based transactions on terms acceptable to the Company, which could have a material adverse effect on the Company's business, operating results and financial condition. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, operating results and financial condition.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 1, 1998 the Company issued 268,000 shares of Common Stock in exchange for all of the issued and outstanding capital stock of Meliora Systems, Inc. ("Meliora"), and the conversion into equity of certain debts owed by Meliora to its principal stockholder. The shares were issued to two individual shareholders of Meliora in exchange for all of such shareholders' capital stock of Meliora and for the conversion of debt into equity as described above. The proceeds were used to acquire all of the capital stock of Meliora, and to convert the debt owed by Meliora to its principal stockholder in equity. The issuance of such securities was exempt pursuant to Section 4(2) of the Securities Act of 1933 under Rule 506 of Regulation D in that there were two individuals who received securities in the transaction, each of whom was capable of evaluating the merits and risks of the transaction.

     During the three months ended September 30, 1998, the Company issued 44,678 shares of Common Stock pursuant to the exercise of employee stock options. The issuance of such securities was exempt pursuant to Section 4(2) of the Securities Act of 1933 and/or under Rule 701.

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

     From the effective date of the Registration Statement through September 30, 1998, the Company has incurred an estimated $4,255,250 in expenses for the Company's account in connection with the issuance and distribution of the Common Stock, including underwriting discounts and commissions of $2,329,250 and other expenses of $1,926,000. No finders' fees or expenses were paid to or for the underwriters. None of these payments were made, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company.

     From the effective date of the Registration Statement through September 30, 1998, the Company has applied approximately $7.4 million of the Offering proceeds to working capital requirements. None of these payments were made, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company. To date, the Company believes that it has used the Offering proceeds in a manner consistent with the use of proceeds described in the Registration Statement. The remaining $22.4 million of the Offering proceeds is invested in short-term marketable debt securities, money market funds and other cash equivalents.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

     In July 1998, Charles Ellison, the Company's Vice President of Business Development, resigned as an officer of the Company, although he remained a non-officer employee of the Company providing similar services on a reduced basis throughout the remainder of the three months ended September 30, 1998. Mr. Ellison's employment with the Company ended on October 15, 1998.

     In October, Joe DiNucci joined the Company as Senior Vice President, Worldwide Sales. Mr. DiNucci has over 27 years experience in the computer and software industries, with particular experience in growing and managing direct sales organizations and selling enterprise-wide product and services solutions to Fortune 1000 customers. He has held senior management positions with companies such as Digital Equipment Corporation, MIPS Computer Systems, Silicon Graphics and Epiphany, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

               Financial Data Schedule

         (b)   Reports on Form 8-K.

               No reports on Form 8-K were filed during the three months ended September 30, 1998.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ASYMETRIX LEARNING SYSTEMS,INC.


      November  16, 1998                        /s/ John D. Atherly
-------------------------------    ---------------------------------------------
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


     27   Financial Data Schedule