Form 10-K
period 1998-12-31
ASYMETRIX LEARNING SYSTEMS INC
filed 1999-03-31
CIK 1052327

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      or

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ___________

                       Commission File Number 000-24289

                       ASYMETRIX LEARNING SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                        91-1276003
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

               110-110th Avenue NE, Bellevue, Washington  98004
             (Address of principal executive offices)   (Zip Code)

                                (425) 462-0501
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $0.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X          No
     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant as of March 15, 1999 was $26,333,700.
The number of shares outstanding of the registrant's common stock as of March 15, 1999 was 13,988,057.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 25, 1999 are incorporated by reference into Part III.

                       ASYMETRIX LEARNING SYSTEMS, INC.

                                   FORM 10-K

                     FOR THE YEAR ENDED December 31, 1998

                                     INDEX

PART I

Item 1.   Business.............................................................   4
Item 2.   Properties...........................................................  11
Item 3.   Legal Proceedings....................................................  12
Item 4.   Submission of Matters to a Vote of Security Holders..................  12

PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters.  13
Item 6.   Selected Consolidated Financial Data.................................  14
Item 7.   Management's Discussion and Analysis of Results of Operations and
          Financial Condition..................................................  15
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk...........  29
Item 8.   Financial Statements and Supplementary Data..........................  30
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures................................................  31

PART III

Item 10.  Directors and Executive Officers of the Registrant...................  32
Item 11.  Executive Compensation...............................................  32
Item 12.  Security Ownership of Certain Beneficial Owners and Management.......  32
Item 13.  Certain Relationships and Related Transactions.......................  32

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......  32
Signatures.....................................................................  35

                                    PART I

     Except for historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding Asymetrix's anticipated costs and expenses, revenue mix and plans for addressing Year 2000 issues. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Asymetrix's actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents Asymetrix files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that Asymetrix will file in 1999. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Asymetrix undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Item 1.   Business

History.

     Asymetrix Learning Systems, Inc. ("Asymetrix") provides a single source online learning solution that includes both a technology platform for online learning and related professional services that enable customers to create, distribute and manage learning applications throughout an enterprise. Asymetrix believes that by providing a single source solution, it is well positioned to be the leading provider of online enterprise learning products and services.

     Asymetrix was incorporated in the State of Washington in 1984. Prior to focusing on the online learning market, Asymetrix developed and marketed a wide range of software products. As a result of Asymetrix's decision to focus on online learning, between October 1996 and July 1998, Asymetrix divested several product lines and made a number of acquisitions to strengthen its position in the market. Asymetrix also focused its research and development efforts on products for online learning and began developing a professional services organization through internal growth and acquisition.

     During 1997 and 1998 Asymetrix completed a number of acquisitions, including the following:

     . Aimtech Corporation, a developer of tools for the creation of computer based training and web development tools based in Nashua, New Hampshire
     . Oakes Interactive Incorporated, a professional services company located in Needham, Massachusetts focused on the development of custom online learning applications
     . Acorn Associates Incorporated, a consulting firm located in Needham, Massachusetts focused on online learning and corporate training
     . TopShelf Multimedia, Inc., a reseller of online learning titles located in Needham, Massachusetts
     . Graham-Wright Interactive, Inc., a professional services company located in Atlanta, Georgia
     . Communication Strategies, Inc., a professional services company located in Fort Worth, Texas

     . Strategic Systems Associates, Inc., a professional services company located in the Chicago area
     . Meliora Systems, Inc., a developer of tools for the online management of traditional training activities and skills assessment located in Rochester, New York

     The integration of these acquired companies is an ongoing process and was substantially completed as of the end of 1998.

     In connection with its initial public offering in June 1998, Asymetrix reincorporated as a Delaware corporation through a merger with a Delaware subsidiary.

Products and Services.

     Asymetrix's business strategy is to offer a solutions-based approach to online enterprise learning. Asymetrix provides its customers with needs analysis and consulting, online learning authoring and management products, custom content development, off-the-shelf content, and learning systems integration services. Online learning enables organizations to maximize access to learning materials, minimize cost of deployment, easily keep learning content current, and track and measure learning effectiveness. Asymetrix's online learning products support open standards and Internet protocols, including TCP/IP, Java, HTML, and ActiveX, and Asymetrix's approach is structured to allow the customer maximum flexibility in implementing an online learning solution. The Asymetrix solution includes the following products and professional services.

Asymetrix Products.

     Asymetrix Librarian.   Asymetrix Librarian is a server-based learning
management system designed to allow enterprises of all sizes to centralize management of their learning activities. Librarian manages users, lessons and scores from both online and instructor-led training, and includes built-in support for collaboration. Librarian is able to deploy and manage a wide range of learning content, and enables administrators to monitor usage and assess the effectiveness of learning applications by providing feedback to both learners and instructors on learner progress. Librarian is based on Internet standards, including HTML, Java and TCP/IP. It is available on Windows NT and Solaris UNIX and can connect to databases that comply with the open database connectivity ("ODBC") standard. Librarian installations are priced based on the number of servers on which Librarian will be installed and the number of individual users on which data will be maintained. The list price for a single Librarian server is $3,000 and the price per individual user varies from $20 to $50 depending on the number of users. Librarian is also offered in a single server, unlimited user format at a list price of $50,000.

     Asymetrix Ingenium.   Asymetrix Ingenium is a skills-based training
management system designed to automate instructor-led training, logistics and tracking of individual and group competencies and skills, and was originally offered by Meliora Systems, Inc. ("Meliora"). Ingenium offers tools to help organizations maximize their return on investment such as the Qualified Employee Finder tool, which searches for employees who have a particular set of skills, and the Organizational Health tool, which measures skills and skill deficiencies at an organizational level. Asymetrix intends to integrate Ingenium with its Librarian learning management system to create a comprehensive learning management solution for both online and instructor-led training. Ingenium is a client-server implementation and is priced by the number of concurrent users for each copy of Ingenium. The list price for an Ingenium implementation varies from $16,995 for up to five concurrent users, to $94,995 for up to 100 concurrent users. Pricing for larger implementations is negotiated on a case by case basis. A number of add-on products are available to extend the functionality of Ingenium, including Ingenium Web Connect which permits Ingenium to be used over the Internet or a corporate intranet through a Web browser. Pricing for Ingenium Web Connect varies depending on the number employees permitted to use the product, with list prices from $9,495 for up to 1,000 users to $39,495 for up to 15,000 users. Pricing for larger numbers of users is negotiated on a case by case basis.

     ToolBook II Instructor.   ToolBook II Instructor is a multimedia
development system for creating sophisticated online learning applications. With ToolBook II Instructor, authors can create online learning applications in the standard Microsoft Windows environment. ToolBook II applications can be delivered in the ToolBook II runtime on the Windows platform, or in HTML and Java format over the Internet or an intranet. Interactive question objects and other objects designed explicitly for online learning provide the interactivity that is required for effective learning. ToolBook II Instructor is easy to use and includes the powerful OpenScript scripting language that allows courseware developers instructional design flexibility. The list price for ToolBook II Instructor is $2,495.

     ToolBook II Assistant.   ToolBook II Assistant is an easy-to-use online
learning authoring product, designed for content experts rather than professional application developers. ToolBook II Assistant automates much of the process of developing online learning applications, through the use of a large catalog of ready-made objects and templates to help authors become immediately productive. The ToolBook II Assistant catalog and interface can be modified using ToolBook II Instructor to create a product that is customized for a particular organization, look and feel, or instructional design. The list price for ToolBook II Assistant is $1,095.

     Content Creation Tools.   These products consist of Asymetrix Digital Video
Producer and Asymetrix Web 3D. Asymetrix Digital Video Producer is an easy-to-use product for capturing, assembling, and editing digital video. Its drag-and-drop interface and intuitive timeline enable even novice users to assemble video, audio, and animation clips for multimedia projects, presentations, training and many other uses. The list price of Digital Video Producer is $195. Asymetrix Web 3D is an easy-to-use, inexpensive tool for creating web-based 3D content, including graphics, bullets, animation and web pages. The list price for Asymetrix Web 3D is $129.

     Standard Learning Content Products.   Asymetrix also offers a number of
standard online learning content titles from third party publishers. The current catalog of standard online learning titles includes over 100 applications covering subjects such as conflict resolution, business finance, and supervisory development. Standard learning content products sold by Asymetrix are generally learning titles that any organization can use as part of its overall training strategy. The list prices for these content titles varies depending on the title and the number of licensed users.

Asymetrix Services.

     Custom Applications Development.   Asymetrix's award-winning development
services group offers a full range of customized services for the design and production of online learning and performance support applications. The custom development staff includes experienced professionals with a wide spectrum of development skills, including needs assessment, content and audience analysis, instructional design, graphic and animation development, OpenScript, Java and C++ programming, application localization, testing, and deployment support. The custom development group also offers additional strategies such as instructor-led training, job aids, documentation, and user manuals to reinforce the online learning experience.

     Consulting.   Asymetrix offers a broad range of consulting services
related to its customers learning needs. Consulting activities include performance assessments, training needs, technical capabilities, organizational development, and training program development, including corporate and virtual universities, and consulting with respect to specific projects. The consulting organization also provides seminars in learning theory and integrative learning, trends in knowledge management, needs and performance analysis, project management and technology-based learning for public and private groups.

     Systems Integration.   Asymetrix provides the services necessary to set up
and integrate Asymetrix Librarian and its other online learning products with its customers' network environments. Systems integration services include product installation; design of user profiles, lesson structures, organizational structures, user interface customizations; integration with databases, email and web servers; and installation of courses, implementation of self-registration mechanism, template building, client administration, and student orientation.

     Training Services.   Asymetrix offers training that helps organizations
become more self-reliant in the area of online learning. Training includes courses in the use of Asymetrix's online learning products and multimedia design. Asymetrix has training centers at its offices in Bellevue, Washington; Needham Massachusetts; Fort Worth, Texas; and Des Plaines, Illinois. Training is also available through authorized training partners throughout the United States and Canada.

     Technical Support and Maintenance.   Asymetrix offers a variety of optional
technical support and maintenance packages for its software products. Generally such packages include access to support engineers and technical information, software maintenance releases and upgrades of existing products if made available.

Customers

     Asymetrix provides its products and services to customers across a broad range of industries including financial services, accounting, health care, insurance, computer hardware and software, manufacturing, networking, telecommunications, government and education. The following is a partial list of customers that purchased products or services from Asymetrix in 1998:

Financial Services/Insurance       Technology/Telecommunications
-----------------------------      -----------------------------
Arthur Andersen                    Dictaphone
Chase Manhattan                    EDS
Ernst & Young                      GTE
First USA                          Hewlett-Packard
MetLife                            Lucent
New York Stock Exchange (NYSE)     MCI WorldCom.
PaineWebber                        Microsoft
PriceWaterhouseCoopers             Nortel Networks
Prudential

Manufacturing/Other                Government/Education
-----------------------------      -----------------------------
American Airlines                  California State University
Boeing                             Duke University
Buckman Laboratories               U.S. Air Force
Duracell                           U.S. Department of Energy
Liz Claiborne                      Washington State University

     No single customer accounted for 10% or more of Asymetrix's total consolidated revenues in any of the last three fiscal years.

Competition

     The online learning market is highly fragmented and very competitive, and no single competitor holds a dominant market share. Because there are no significant barriers to entry in its market, Asymetrix expects a number of new competitors to enter this market in the future. Asymetrix's online learning authoring products face competition from developers of multimedia authoring tools, its learning management systems face competition from vendors of other management systems, including those offered by vendors of learning content such as CBT Systems and NETg, and its professional services business faces competition from many small, regional online learning and technology-based training services businesses as well as large professional consulting firms and in-house training departments. Asymetrix believes there currently is no single competitor that offers a comprehensive online learning solution of authoring products, learning management systems, and professional services, and that its complete solution provides it with a competitive advantage.

     Asymetrix believes that the principal competitive factors affecting the market for online enterprise learning include product features such as adaptability, scalability, ability to integrate with other technology-based training products; the scope and quality of professional services offered, and the expertise and technical knowledge of employees; the functionality, ease of use, quality and performance of online learning solutions; pricing; customer service and support; the effectiveness of sales and marketing efforts; and company reputation. Although Asymetrix believes that its solution currently competes favorably with respect to all these factors, Asymetrix may not be able to maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, technical and other resources. Several of Asymetrix's competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than Asymetrix, and several large companies have announced an intention to enter the online learning market. These companies may be able to respond more quickly than Asymetrix to new or changing opportunities, technologies, standards or customer requirements. In addition, if such competitors were to offer a complete online learning solution, Asymetrix's competitive position could be adversely affected.

Sales and Marketing

     Asymetrix markets its products and professional services primarily through its direct sales force. As of December 31, 1998, Asymetrix's sales, marketing and support organizations consisted of 79 employees based at its corporate headquarters in Bellevue, Washington and at its other offices in California, Georgia, Kansas, Massachusetts, New Hampshire, New Jersey, New York, Virginia and the United Kingdom. The direct sales organization includes a telesales force that handles smaller orders and assists with lead generation. The direct sales organization also includes engineers who answer technical questions and assist customers with product installation implementation. The Asymetrix direct sales force accounted for 53%, 51% and 83% of total revenue in 1996, 1997 and 1998, respectively, reflecting the shift in Asymetrix's sales and distribution strategy to primarily a direct sales approach.

     International revenue accounted for 30%, 29% and 10% of Asymetrix's total revenue for 1996, 1997 and 1998, respectively. Asymetrix believes that the online enterprise learning market has not yet developed significantly outside the United States. Therefore, Asymetrix presently intends to continue to focus primarily on the United States, as well as the United Kingdom and a limited number of other foreign markets. As a result, Asymetrix anticipates that its international revenue may be a smaller percentage of total revenue in the future.

     Asymetrix conducts a variety of marketing programs to promote its products and services, including direct mail, advertising, seminars, trade shows, public relations and distribution of product literature. Asymetrix and Lakewood Publications, the publisher of Training magazine, jointly sponsor an annual online learning conference. The first such conference, named "Online Learning `98" was held in Anaheim in September 1998. "Online Learning `99" will be held in Los Angeles in October 1999. Asymetrix also participates as an exhibitor and speaker at technology-based training trade shows, and maintains a Web site where potential customers can obtain information about Asymetrix and its products and services.

     During 1999, Asymetrix will focus its marketing efforts on the following customer training application areas:

     . Training on custom information technology applications, such as custom SAP implementations, which vary significantly from customer to customer, or information technology systems developed within a customer's IT department.

     . New product and sales readiness training, to enable customers to train their sales forces rapidly and effectively on new product sales and to provide a mechanism to monitor the effectiveness of that training.

     . Customer service and support call centers, where there is significant turnover of personnel and often a wide variety of products on which call center employees must have current knowledge.

     . Government skill training, to enable government agencies to keep their employees' skills current cost-effectively.

Technology, Research and Development

     Asymetrix believes that its long-standing focus on research has attracted qualified engineering and other technical personnel and has contributed to its core technology capabilities. Asymetrix has three primary research and development groups located in Bellevue, Washington; Rochester, New York; and Nashua, New Hampshire. Research and development expenses were $12.4 million, $8.4 million and $6.1 million in 1996, 1997 and 1998, respectively and represented 67%, 33% and 18% of total revenue for those respective periods. Asymetrix expects to continue to commit significant resources to research and development in the future, although it anticipates that research and development expenses in the near term will not be at the same levels as in 1996, when Asymetrix was investing in the Infomodelers and SuperCede product lines, which have since been divested.

     Key Features of Asymetrix's technology platform include:

     .  Open Learning Management Platform.   Asymetrix's Librarian learning
        management system is based on an open architecture. A key element of this open architecture is a communications protocol, known as OLX, which is designed to facilitate communications between Librarian and learning applications. The OLX protocol is a published, specified interface that enables organizations to integrate learning applications authored from a variety of sources and that accelerates Asymetrix's ability to incorporate emerging technologies into its platform.

     .  Support of Open Internet Standards.   Asymetrix's development efforts
        support open and de facto standards including HTML, DHTML, Java, ActiveX, AICC, Netscape and Microsoft browsers and streaming technologies. This focus, together with Asymetrix's experience with rapidly changing technologies such as multimedia management, facilitates the incorporation of internally or externally developed advanced technologies.

     .  Scalable Authoring.   Asymetrix's ToolBook II authoring products
        incorporate an object-oriented core code base and user interface technology that provide the power and flexibility required by professional developers, as well as the ease of use needed to support training professionals who have little or no computer programming or authoring experience. Using Asymetrix's objected-oriented scripting language known as OpenScript, custom templates and objects can be created in ToolBook II Instructor and exported to ToolBook II Assistant. Learning applications created in ToolBook II Assistant can be modified or enhanced in ToolBook II Instructor.

     .  Enterprise-Class Architecture.   The technologies incorporated in
        Librarian support integrated management solutions that are designed to scale from one server to multiple servers while maintaining centralized administration, and support a large number of concurrent users. Librarian also provides for an adaptable hierarchical organizational structure that can mirror the many organizational structures within an enterprise, controlled access to administrative functions and other advanced security features such as encryption and authentication features, and supports emerging Internet collaborative learning applications.

Asymetrix's success will depend on its ability to continue to enhance its current product line and to develop and introduce new products or offer new services that keep pace with competitive product and service offerings, new technologies and industry standards, and diverse and changing customer requirements. Although Asymetrix believes it is well positioned to do so, it may not be able to develop and market new future products or services on a timely and cost effective basis. In the past, Asymetrix has experienced delays in the development, introduction and marketing of new products and services, and may experience similar delays in the future. In addition, Asymetrix's business could be adversely affected if it is unable to respond to technological changes in a timely and cost-effective manner.

Proprietary Rights

     Asymetrix relies on a combination of copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods to protect its intellectual property and trade secrets. Asymetrix also enters into confidentiality agreements with its employees and consultants, and controls access to its proprietary information. Despite these precautions, it may be possible for unauthorized parties to copy or otherwise obtain or use Asymetrix's intellectual property or trade secrets without authorization. In addition, other companies may independently develop equivalent technology or intellectual property. The misappropriation or infringement of its technology could have a significant negative impact on Asymetrix's business. In the future, Asymetrix may become involved in litigation related to its own intellectual property or the intellectual property of others, which could result in substantial costs and diversion of management and technical resources, either of which could have a significant negative impact on Asymetrix's business.

     Asymetrix also licenses technology from others for use in some of its products, and may continue to do so in the future. In these license agreements, the licensors have generally agreed to assume all liability for any claim that their technology infringes any patent or other proprietary right. Nevertheless, any litigation or dispute related to licensed technology could result in an injunction on Asymetrix's continued use of the technology or in royalty obligations for which the licensor has not agreed to assume liability or for which the licensor does not have adequate resources to cover the liability it agreed to assume. In such a situation, Asymetrix might not be able to obtain a license to the technology at issue or to other similar technology on commercially reasonable terms or at all. The inability to obtain or continue to use licensed technology could result in product delays or reduced functionality of existing products, and could have a significant negative effect on Asymetrix's business.

     Asymetrix uses the following trademarks or registered trademarks in the conduct of its business: Asymetrix, Asymetrix Digital Video Producer, IconAuthor, OpenScript and ToolBook are registered trademarks, and Librarian, ToolBook II Assistant, ToolBook II Instructor, Ingenium, iLearnToday.com, Neuron and Web 3D are trademarks.

Employees

     As of December 31, 1998, Asymetrix had 317 full-time employees, including 57 in research and development, 79 in sales, marketing and support, 137 in professional services and technical support and 44 in administration. Asymetrix has never had a work stoppage and none of its employees are represented under collective bargaining agreements. Asymetrix considers its relations with its employees to be good. Asymetrix believes that its future success will depend in part on its continued ability to attract, integrate, retain and motivate highly qualified sales, technical, professional services and managerial personnel. Competition for qualified personnel is intense, and Asymetrix may not be successful in attracting, integrating, retaining and motivating a sufficient numbers of qualified personnel.

Item 2.   Properties.

     Asymetrix does not own any of the physical properties where it conducts its business. Asymetrix's primary business is conducted in the following leased office space:

     . Bellevue, Washington: approximately 35,293 square feet of leased office space, expiring in October 2003, which is Asymetrix's principal administrative, sales, marketing and research and development facility.

     . Rochester, New York: approximately 6,392 square feet of leased office space, expiring in February, 2000, which is the primary facility for Ingenium research and development and related sales and administration.

     . Nashua, New Hampshire: approximately 6,749 square feet of leased office space, expiring in December, 2000, which is primarily a research and development facility.

     . Needham, Massachusetts: approximately 19,960 square feet of leased office space, expiring in September 2001, which is primarily a professional services facility.

     . Fort Worth, Texas: approximately 11,500 square feet of leased office space, expiring in May 2003, which is primarily a professional services facility.

     . Des Plaines, Illinois: approximately 5,005 square feet of leased office space, expiring in February 2002, which is primarily a professional services facility.

     . Atlanta, Georgia: approximately 6,870 square feet of leased office space, expiring in May, 1999, which is primarily a professional services facility.

Asymetrix believes that its current facilities will be adequate to meet its needs, or that alternate leased space will be available to meet its needs, for the foreseeable future. Asymetrix also maintains offices in

California, Georgia, Idaho, Kansas, Maryland, New Jersey, New York, Ohio, Virginia and London, England.

Item 3.   Legal Proceedings

     From time to time, Asymetrix is involved in legal proceedings and litigation arising in the ordinary course of its business. As of March 15, 1999, Asymetrix is not a party to any litigation or other legal proceeding that, in the opinion of management, could have a material adverse effect on its business, operating results and financial condition, except as described below.

     Richard B. Grant v. Asymetrix Corporation, No. CV-96-3635 HLH, Central District of California. On May 21, 1996, Richard B. Grant filed a complaint alleging that Asymetrix's ToolBook and Multimedia ToolBook products infringe a patent owned by him and seeking unspecified damages. Asymetrix has received an opinion from its patent counsel that the products do not infringe this patent and that the patent is invalid. This action is still in the discovery stage, and it is not yet possible to assess the likelihood of its outcome. An adverse outcome in this litigation could have a material adverse effect on Asymetrix's business, operating results and financial condition.

     Although management believes that Asymetrix does not infringe this patent and that the patent is invalid, and although Asymetrix intends to defend this action vigorously, the results of litigation can never be predicted with certainty. Moreover, the costs of defending the action, regardless of outcome, could have significant negative effect on Asymetrix's business. Litigating this claim could be time-consuming and distract management personnel, and if Asymetrix is unsuccessful in its defense, it may be required to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, might not be available on commercially reasonable terms, or at all. If Asymetrix were unsuccessful in its defense of this action, then the inability to develop non-infringing technology or obtain a license on commercially reasonable terms could have a material adverse effect on Asymetrix's business, operating results and financial condition.

Item 4.   Submission of Matters to a Vote of Securities Holders

          Not applicable.

                                    PART II


Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

     Prior to the initial public offering of its common stock on June 12, 1998, there was no public market for Asymetrix's common stock. Since the initial public offering, Asymetrix's common stock has been listed on the Nasdaq National Market under the symbol ASYM. The following table sets forth the high and low sales prices per share for each fiscal quarter since the initial public offering.

Fiscal Quarter                                High          Low
------------------------------------------------------------------------
1998
----
Second Quarter (beginning June 12, 1998)     $11.06        $8.88
Third Quarter                                 11.00         6.00
Fourth Quarter                                 6.88         2.94

     As of March 15, 1999, there were 313 holders of record of Asymetrix's common stock. Because many of the shares of Asymetrix's stock are held by brokers and other institutions on behalf of stockholders, Asymetrix is unable to estimate the actual number of stockholders represented by these record holders. Asymetrix has never declared or paid any cash dividends on its common stock. Asymetrix currently intends to retain any future earnings to finance future growth and, thus, does not anticipate paying any cash dividends in the foreseeable future.

     The stock market from time to time has experienced significant price and volume fluctuations. In addition, the market price of Asymetrix common stock has been highly volatile since the initial public offering. Factors such as fluctuations in Asymetrix's operating results, announcements of technological innovations or new products by Asymetrix or its competitors, analysts' reports and projections and general market conditions may have a significant effect on the market price of Asymetrix's common stock. Decreases in the price of Asymetrix's stock limit its ability to pursue its acquisition strategy by making it more difficult to acquire companies on terms acceptable to Asymetrix using its stock, which could have a material adverse effect on Asymetrix's business, operating results and financial condition. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. The institution of such litigation against Asymetrix could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on Asymetrix's business, operating results and financial condition.

Recent Sales of Unregistered Securities

     During the three months ended December 31, 1998, Asymetrix issued 196,637 shares of unregistered common stock pursuant to the exercise of stock options. The issuance of these shares of common stock was exempt pursuant to Section 4(2) of the Securities Act of 1933 and/or under Rule 701.

Use of Proceeds

     In connection with Asymetrix's initial public offering, it registered for public sale 3,000,000 shares of common stock, all of which were sold by Asymetrix. The Registration Statement on Form S-1 (Registration No. 333-49037), as amended, was declared effective by the Securities and Exchange Commission on June 11, 1998. NationsBanc Montgomery Securities LLC was the managing underwriter of the IPO. The IPO commenced on June 12, 1998, and terminated following the sale of all of the securities registered under the Registration Statement, plus an additional 25,000 shares pursuant to the exercise of the underwriters' over-allotment option. The common stock was offered and sold to the public at $11.00 per share, for aggregate consideration of $33,275,000, of which Asymetrix received net proceeds of $29,331,000.

     From the effective date of the Registration Statement through December 31, 1998, Asymetrix has incurred an estimated $3,944,000 in expenses for Asymetrix's account in connection with the issuance and distribution of the Common Stock, including underwriting discounts and commissions of $2,329,250 and other expenses of $1,614,750. No finders' fees or expenses were paid to or for the underwriters. None of these payments were made, directly or indirectly, to: (1) directors or officers of Asymetrix, or their associates; (2) persons owning ten percent or more of any class of equity securities of Asymetrix; or (3) affiliates of Asymetrix.

     From the effective date of the Registration Statement through December 31, 1998, Asymetrix has applied approximately $7.6 million of the Offering proceeds to working capital requirements. None of these payments were made, directly or indirectly, to: (1) directors or officers of Asymetrix, or their associates; (2) persons owning ten percent or more of any class of equity securities of Asymetrix; or (3) affiliates of Asymetrix. To date, Asymetrix believes that it has used the offering proceeds in a manner consistent with the use of proceeds described in the Registration Statement. The remaining $21.7 million of the offering proceeds is invested in short-term marketable debt securities, money market funds and other cash equivalents.

Item 6.   Selected Consolidated Financial Data


                                                               Years Ended December 31,
                                                     1994       1995        1996        1997        1998
                                                ------------------------------------------------------------
                                                         (In thousands except per share data)
Statement of Operations Data:
Revenue:
  Product revenue:
   Online learning products                       $   295        $889      $3,716      $8,036      $10,828
   Other products                                  12,409      16,238      11,165      10,426        4,365
                                                ------------------------------------------------------------
     Total product revenue                         12,704      17,127      14,881      18,462       15,193
  Services revenue                                  2,121       2,579       3,600       7,243       18,159
                                                ------------------------------------------------------------
       Total revenue                               14,825      19,706      18,481      25,705       33,352
                                                ------------------------------------------------------------

Cost of revenue:
  Product revenue:
    Online learning products                           34          98         198          608         947
    Other products                                  4,487       3,343       2,946        2,127       1,038
                                                ------------------------------------------------------------
      Total cost of product revenue                 4,521       3,441       3,144        2,735       1,985
  Services revenue                                  1,537       1,757       2,549        4,635      12,432
                                                ------------------------------------------------------------
      Total cost of revenue                         6,058       5,198       5,693        7,370      14,417
                                                ------------------------------------------------------------

Gross margin                                        8,767      14,508      12,788       18,335      18,935
                                                ------------------------------------------------------------

Operating expenses:
  Research and development                         16,788      13,610      12,375        8,423       6,113
  Sales and marketing                              13,392      12,399      15,636       14,704      14,149
  General and administrative                        4,536       4,182       4,535        4,491       5,767
  Amortization of goodwill                              -           -           -          119         825
  Loss on impairment of assets                      3,836           -       2,787            -           -


  Restructuring charge                                 -        3,318      1,104            -           -
  Acquired in-process research and development         -            -          -        4,064           -
                                               ------------------------------------------------------------
  Total operating expenses                        38,552       33,509     36,437       31,801      26,854
                                               ------------------------------------------------------------
Loss from operations                             (29,785)     (19,001)   (23,649)     (13,466)     (7,919)
Other income(expense)                             (5,481)        (667)      (348)        (228)      2,760
                                               ------------------------------------------------------------
Net loss                                        $(35,266)    $(19,668)  $(23,997)    $(13,694)    $(5,159)
Accretion of redemption value of
 redeemable common stock                               -            -          -            -      (1,370)
                                               ------------------------------------------------------------

Net loss attributable to common stockholders    $(35,266)    $(19,668)  $(23,997)    $(13,694)    $(6,529)
                                               ============================================================
Net loss per share, basic and diluted           $(118.74)      $(6.36)    $(3.90)      $(2.17)      $(.62)
                                               ============================================================
Weighted average common shares outstanding,
 basic and diluted                                   297        3,093      6,158        6,306      10,599
                                               ============================================================

                                                                      December 31,
                                                   1994          1995        1996        1997       1998
                                               ------------------------------------------------------------
                                                                    (In thousands)
Balance Sheet Data:
Cash and cash equivalents                      $  1,332       $ 3,583      $ 3,788    $ 2,541     $21,713
Working capital (deficit)                       (91,324)       25,373        9,569        (66)     24,913
Total assets                                     16,379        35,673       19,122     22,169      43,622
Long-term obligations                               607            70           24        425         268
Stockholders' equity                            (85,310)       29,862       12,097      8,958      37,010

(a) Historical information was restated to reflect the combination of Asymetrix and Meliora, accounted for as a pooling-of-interests.

(b) Historical results of operations are not necessarily indicative of future results. Refer to the "Factors that May Affect Future Results of Operations" under Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the discussion of factors which may impact future results.


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The following discussion of the financial condition and results of operations of Asymetrix should be read in conjunction with "Selected Consolidated Financial Data" and Asymetrix's Consolidated Financial Statements and related Notes thereto included elsewhere in this Report. This Report contains forward-looking statements that involve risks and uncertainties. Asymetrix's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors that May Affect Future Results of Operations."

Overview

     Asymetrix's comprehensive learning solution consists of an open, standards-based, Internet-centric technology platform as well as a variety of professional learning services for the online learning market. Asymetrix's technology platform includes ToolBook II Instructor and ToolBook II Assistant, products which enable customers to author online learning applications; Asymetrix Librarian, a learning management system designed to enable customers to deploy and manage such applications;and Asymetrix Ingenium a skills-based training management system designed for automating instructor-led training, logistics and tracking individual and group competencies. Asymetrix's professional services include a wide range of consulting, integration and custom development services focused on the online learning market as well as training and customer support.

     Asymetrix believes that by providing a single source solution, it is well positioned to be the leading provider of online enterprise learning products and services. Beginning in 1996, Asymetrix redirected its focus to its online learning products, divested several product lines and discontinued development efforts not directly related to its online enterprise learning solution. A key component of Asymetrix's strategy is to provide an online learning solution at the enterprise level. In February 1998, Asymetrix introduced an enhanced version of Librarian, which Asymetrix believes significantly extends the existing features and functionality of Librarian by enabling enterprise-wide deployment of online learning applications.

     From September 12, 1997 through June 1998, Asymetrix acquired eight companies and issued an aggregate of 3,457,504 shares of Common Stock. All of these acquisitions were accounted for using the purchase method of accounting. Accordingly, Asymetrix's historical consolidated financial statements do not include results of operations, financial position or cash flows of these entities prior to their respective dates of acquisition. In addition, as a result of certain acquisitions, Asymetrix has incurred charges relating to the cost of acquired in-process research and development of approximately $4.1 million for 1997 and, in connection with all of its acquisitions from July 1, 1997 through September 30, 1998, has recorded an aggregate of approximately $10.2 million in goodwill, of which approximately $1.5 million will be amortized on a straight-line basis over a five-year life and approximately $8.7 million will be amortized over a fifteen-year life. In 1998, Asymetrix amortized $293,402 of the goodwill with a five-year life and $532,731 of the goodwill with a fifteen-year life. At December 31, 1998, net goodwill of $1,100,256 with an original five-year life and $8,181,080 with an original fifteen-year life remained to be amortized. If Asymetrix were to incur additional charges for acquired in-process research and development and amortization of goodwill with respect to any future acquisitions, Asymetrix's business, operating results and financial condition could be materially and adversely affected. In July 1998, Asymetrix acquired Meliora, an online learning product and consulting company, which has been accounted for under the pooling of interests method. Asymetrix issued 268,000 shares of common stock in exchange for all outstanding shares of Meliora. The consolidated financial statements of Asymetrix have been restated to give effect to the combination as if the companies had been combined since their inception.

     As part of its strategy to focus on the online enterprise learning market, Asymetrix divested product lines and technologies that were unrelated to this market. In October 1996, Asymetrix completed the spin-off of its Database Tools Division to Infomodelers, Inc. ("Infomodelers") and distributed a controlling interest in Infomodelers to its stockholders. In March 1998, Asymetrix sold substantially all of its remaining interest in Infomodelers to Vulcan Ventures, Inc. for an aggregate purchase price of approximately $2.4 million in cash, which included approximately $2.0 million for shares of

Infomodelers Series A Preferred Stock and approximately $390,000 for shares of Infomodelers Common Stock.

     In July 1997, Asymetrix established SuperCede, Inc. ("SuperCede"), a subsidiary, and transferred the assets of its Internet Development Tools Division and SuperCede products to SuperCede. Following an investment by Vulcan Ventures, Inc. and certain related transactions, 50% of SuperCede was owned by Asymetrix. However, Asymetrix held Series B Preferred Stock which was subordinate to the Series A Preferred stock held by Vulcan Ventures. All of the assets of SuperCede were subsequently acquired by Instantiations, Inc. in January of 1999 and SuperCede was dissolved. Because the total consideration received in the transaction was less than the liquidation preference of the Series A Preferred Stock, Asymetrix received no portion of that consideration and believes that it will receive no future value from its SuperCede interest. Asymetrix's historical financial statements do not consolidate the results of operations, financial position or cash flows of Infomodelers subsequent to October 1996 or of SuperCede subsequent to September 1997.

     Asymetrix incurred net losses of $24.0 million, $13.7 million, and $5.2 million in 1996, 1997, and 1998, respectively, and has yet to achieve operating income or net income under its new online learning business model. Asymetrix's limited operating history under this new business model, and the emerging nature of the market for online enterprise learning among other factors, make prediction of Asymetrix's future operating results difficult. Although Asymetrix has experienced revenue growth in certain recent periods and although the financial statements herein also reflect revenue growth in certain periods there can be no assurance that such growth rates are sustainable or indicative of actual growth rates that Asymetrix may experience and, therefore, they should not be considered indicative of future operating results. In addition, Asymetrix intends to continue to invest in acquisitions, its professional services business, and research and development, among other things. As a result, Asymetrix expects to continue to incur annual operating losses at least through 1999. There can be no assurance that Asymetrix will achieve profitability or, if profitability is achieved, that it will be sustained.

     Asymetrix derives its revenue principally from sales of its software products and fees from professional services, training, support and maintenance. Asymetrix recognizes revenue from product sales at such time as the software product has been shipped, collection is probable and there are no significant obligations of Asymetrix remaining to be performed. Product license fees are generally determined on a per user basis, except that its Librarian learning management system is licensed on either a per server per user basis or on a single server unlimited user basis at the option of the customer, and its Ingenium product is licensed based on the number of concurrent users. In the case of non-refundable royalties from OEMs, resellers or other distributors, Asymetrix recognizes revenue when it delivers its product to the OEM, reseller or other distributor provided no significant obligations of Asymetrix remain. Additional royalties are paid to Asymetrix to the extent that the advances are exceeded and these additional royalties are recognized when earned. Professional services revenue is derived primarily from professional fees billed to clients and is recognized as services are performed, for contracts that are billed on a time and materials basis, and on the percentage of completion method, based on the ratio of costs incurred to the total estimated project cost, for fixed-price and maintenance agreements.

     Revenue from training fees is recognized in the month in which the last day of the training event falls. Maintenance revenue associated with technical support contracts is recognized ratably over the term of the contract, typically one year. Asymetrix recognizes revenue from installation services as the services are provided. Services revenue represented approximately 20%, 28% and 54% of total revenue in 1996, 1997 and 1998, respectively.

     Effective January 1, 1998, Asymetrix adopted Statement of Position (SOP) 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants. The statement provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation or training. Under SOP 97-2, the determination of fair value is based on objective evidence, which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue allocated to software products, specified upgrades and enhancements is generally recognized upon delivery of the related products, upgrades and enhancements. Revenue allocated to post-contract customer support is generally recognized ratably over the term of the support, and revenue allocated to service elements is generally recognized as the services are performed. The adoption of SOP 97-2 did not have a material effect on revenue recognition for the year ended December 31, 1998.

     As a result of focusing its business on the online enterprise learning market, Asymetrix has changed its distribution strategy from emphasizing retail and other indirect distribution channels to emphasizing a direct sales model. Direct sales accounted for approximately 53%, 51% and 83% of the Company's total revenue for 1996, 1997 and 1998, respectively. While international revenue accounted for approximately 30%, 29% and 10% of total revenue for 1996, 1997 and 1998, respectively, Asymetrix believes that the online enterprise learning market has not yet developed significantly outside the United States and currently does not intend to market actively its online learning products and professional services internationally other than in the United Kingdom and in a limited number of other foreign markets. Therefore, Asymetrix anticipates that international revenue will constitute a lesser percentage of total revenue in future periods than in 1996 and 1997.


Results of Operations

  The following table presents Asymetrix's results of operations as a percentage of total revenue for the periods indicated.

Statement of Operations Data:
                                        1996          1997          1998
                                    ----------    ----------    ----------
Revenue:
  Product revenue:
    Online learning products            20.1%         31.3%         32.5%
    Other products                      60.4          40.5          13.1
                                    ----------    ----------    ----------
      Total product revenue             80.5          71.8          45.6
  Services revenue                      19.5          28.2          54.4
                                    ----------    ----------    ----------
        Total revenue                  100.0         100.0         100.0
                                    ----------    ----------    ----------

Cost of revenue:
  Product revenue:

    Online learning products                         1.1           2.4           2.8
    Other products                                  15.9           8.3           3.1
                                             -----------    ----------    ----------
      Total cost of product revenue                 17.0          10.7           6.0
  Services revenue                                  13.8          18.0          37.3
                                             -----------    ----------    ----------
        Total cost of revenue                       30.8          28.7          43.2
                                             -----------    ----------    ----------

Gross margin                                        69.2          71.3          56.8
                                             -----------    ----------    ----------
Operating expenses:
        Research and development                    67.0          32.8          18.3
        Sales and marketing                         84.6          57.1          42.4
        General and administrative                  24.5          17.5          17.3
        Amortization of goodwill                       -           0.5           2.5
        Loss on impairment of assets                15.1             -             -
        Restructuring charge                         6.0             -             -
        Acquired in-process research
         and development                               -             -             -
                                             -----------    ----------    ----------
        Total operating expenses                   197.2         123.7          80.5
Loss from operations                              (128.0)        (52.4)        (23.7)
                                             -----------    ----------    ----------
Other income/(expense):
         Other expense                              (7.2)         (0.1)         (0.1)
         Interest income from
          principal stockholder                      5.8           1.7             -
         Other interest income, net                  0.1             -           1.8
         Equity in income (losses)
          from Infomodelers, Inc.                   (0.6)         (2.5)          6.5
                                             -----------    ----------    ----------
           Total other income(expense)              (1.9)         (0.9)          8.2
                                             -----------    ----------    ----------
Net loss                                          (129.9)%       (53.3)%       (15.5)%
                                             ===========    ==========    ==========

Year Ended December 31, 1998 Compared To Year Ended December 31, 1997

     Revenue. Total revenue increased 30% from $25.7 million in 1997 to $33.4 million in 1998. Online learning product revenue increased 35% from $8.0 million in 1997 to $10.8 million in 1998. This increase was due primarily to increased demand for Asymetrix's online learning products as a result of Asymetrix's focus on the online learning market. Other product revenue decreased 58% from $10.4 million in 1997 to $4.4 million in 1998. Other product revenue consists of revenue from Asymetrix's products which are not targeted at the online learning market. These products include SuperCede products (prior to its spin-off in September 1997), 3D F/X, Digital Video Producer, ToolBook, Multimedia ToolBook, IconAuthor, CBT Express, Web 3D and other non-online learning products. Included in other product revenue in 1997 was approximately $2.0 million from sales of SuperCede products. Total product revenue decreased 21% from $18.5 million in 1997 to $15.2 million in 1998, reflecting the decrease in other product revenue. As a result of Asymetrix's strategy to focus on the online learning market, Asymetrix anticipates that future growth in product sales, if any, will be attributable to its online learning products and that its other product revenue will decrease in the future. Services revenue increased 151% from $7.2 million 1997 to $18.2 million in 1998 due primarily to the expansion of Asymetrix's professional services business. Asymetrix has experienced an increased number of professional services engagements which are billed on a fixed price basis and intends to pursue such engagements in the future. See "Factors That May Affect Future Operating Results--Customer Requirements; Fixed-Price Engagements."

     Cost of Revenue.   Cost of product revenue includes costs of media, manuals
and distribution costs. Gross margin from Asymetrix's online learning products is generally higher than that of its other products because these products are typically sold by Asymetrix's direct sales force, as compared with other products sold through indirect channels, such as OEMs and resellers. Costs of services revenue consists primarily of personnel-related costs in providing consulting, maintenance and training to customers. Gross margin on product revenue is higher than gross margin on services revenue, reflecting the lower materials, packaging and other costs of software compared with the relatively high personnel costs associated with providing professional services.

     Total cost of revenue increased 96% from $7.4 million in 1997 to $14.4 million in 1998. Total cost of product revenue decreased 27% from $2.7 million in 1997 to $2.0 million 1998. Cost of online learning product revenue increased 56% from $608,000 in 1997 to $947,000 in 1998, due primarily to increased sales of Asymetrix's online learning products. Cost of other product revenue decreased 51% from $2.1 million in 1997 to $1.0 million in 1998. This decrease was due primarily to decreased sales of Asymetrix's other products. Cost of other product revenue attributable to sales of SuperCede products was $273,000 in 1997. Total product gross margin increased to 87% in 1998 from 85% in 1997.

     Cost of services revenue increased 168% from $4.6 million in 1997 to $12.4 million 1998. This increase was due primarily to increased professional service projects in 1998. Services gross margin decreased from 36% in 1997 to 32% in 1998 due to lower services personnel utilization. Asymetrix anticipates that cost of services revenue will increase in absolute dollars as it adds additional professional services personnel. To the extent services revenue increases relative to product sales revenue as a percentage of total revenue, overall gross margins would decline.

Operating Expenses

     Research and Development.   Research and development expenses include
expenses associated with the development of new products and new product versions and consist primarily of salaries, depreciation of development equipment, supplies and overhead allocations. Research and development expenses decreased 27% from $8.4 million in 1997 to $6.1 million in 1998. This decrease was due primarily to the spin off of SuperCede. Research and development expenses as a percentage of total revenue decreased from 33% in 1997 to 18% in 1998 as a result of the spin-off of SuperCede and higher total revenues. Research and development expenses related to SuperCede were $2.6 million in 1997. Asymetrix expects research and development expenses to increase in absolute dollars in the future.

     Sales and Marketing.   Sales and marketing expenses consist primarily of
sales and marketing personnel costs, including sales commissions, travel, advertising, public relations, seminars, trade shows and other marketing literature and overhead allocations. Sales and marketing expenses decreased 4% from $14.7 million in 1997 to $14.1 million in 1998. Sales and marketing expenses as a percentage of total revenue decreased from 57% in 1997 to 42% in 1998. The decreases were due primarily to sales and marketing expenses relating to SuperCede products in 1997. Sales and marketing expenses related to SuperCede were $2.5 million in 1997. Asymetrix expects that sales and marketing expenses will increase in absolute dollars in the future as Asymetrix continues to increase its sales and marketing efforts in the online learning market.

     General and Administrative.   General and administrative expenses consist
primarily of salaries and other personnel-related expenses for Asymetrix's administrative, executive and finance personnel as well as outside legal and audit costs. General and administrative expenses increased 28% from $4.5 million in 1997 to $5.8 million in 1998. This increase was due primarily to increased overhead due to Asymetrix's increased size as well as costs of being a public company. General and administrative expenses as a percentage of total revenue were unchanged at 17%. General and administrative expenses related to SuperCede were $653,000 in 1997. Asymetrix expects that general and administrative expenses will increase in absolute dollars in the future as Asymetrix incurs additional costs (including directors' and officers' liability insurance, investor relations programs and increased professional fees) related to being a public company.

     Amortization of Goodwill.   Amortization of goodwill expense relates to the
amortization of excess purchase price over the fair value of identifiable tangible and intangible assets acquired in acquisitions recorded using the purchase method of accounting. Amortization of goodwill increased from $119,000 in 1997 to $825,000 in 1998. Asymetrix began acquiring other companies in the latter half of 1997, therefore, the increase is due to a full year of amortization reflected in 1998.

     Acquired In-Process Research and Development.   Asymetrix recognized no
cost of acquired in-process research and development in 1998. In 1997, Asymetrix recognized the cost of acquired in-process research and development totaling $4.1 million. This amount represented all in-process research and development acquired by Asymetrix in connection with Aimtech Corporation ("Aimtech") and one other acquisition during 1997 and consisted of $3.6 million resulting from the Aimtech acquisition and $484,000 resulting from the other acquisition.

     Other Income (Expense).   Interest income from principal stockholder was
$436,000 and $0 in 1997 and 1998 respectively and was related to interest payments to Asymetrix on a note receivable from Asymetrix's principal stockholder. This note receivable was repaid in full in October 1997. Other interest income, net was $8,000 and $609,000 in 1997 and 1998, respectively. Interest income in 1998 was derived primarily from interest earned on proceeds from Asymetrix initial public offering. Equity in income (losses) from Infomodelers was $(634,000) and $2.2 million in 1997 and 1998, respectively, representing Asymetrix's equity in the net income (losses) from Infomodelers in such periods. Equity in income (losses) from Infomodelers in 1998 resulted from the sale by Infomodelers of substantially all of its assets to Visio Corporation. Because Asymetrix sold substantially all of its interest in Infomodelers in March 1998, Asymetrix does not anticipate that it will record equity in income (losses) from Infomodelers in future periods.

Year Ended December 31, 1997 Compared To Year Ended December 31, 1996

     Revenue.   Total revenue increased 39% from $18.4 million in 1996 to $25.7 million in 1997. Product revenue increased 24% from $14.9 million in 1996 to $18.5 million in 1997. Online learning product revenue increased 116% from $3.7 million in 1996 to $8.0 million in 1997. This increase was due primarily to increased demand for Asymetrix's online learning products as a result of Asymetrix's focus on the online learning market. Other product revenue decreased 1% from $11.2 million in 1996 to $10.4 million in 1997. Included in other product revenue in 1997 was approximately $2.0 million from SuperCede. Services revenue increased 101% from $3.6 million in 1996 to $7.2 million in 1997 due primarily to the expansion of Asymetrix's custom development efforts and the acquisition of Oakes Interactive Incorporated, TopShelf Multimedia, Inc., and Acorn Associates Incorporated (collectively the "Oakes Companies") in September 1997.

     Cost of Revenue.   Total cost of revenue increased 30% from $5.7 million in
1996 to $7.4 million in 1997. Cost of product revenue decreased 13% from $3.1 million in 1996 to $2.7 million in 1997. Cost of online learning product revenue increased 207% from $198,000 in 1996 to $608,000 in 1997, due primarily to increased sales of Asymetrix's online learning products. Cost of other product revenue decreased 28% from $2.9 million in 1996 to $2.1 million in 1997. This decrease was due primarily to the shift in distribution method from distributors to direct sales and the subsequent return of products from the distribution channel in 1996. Distributors received discounts of 20% to 40% off suggested retail prices, requiring higher volumes and associated costs of revenue to realize the same level of revenue generated from direct sales. In association with changing to a direct sales model in 1996, $465,000 of inventory returned from distributors was discarded. Cost of other products revenue attributable to SuperCede was $273,000 in 1997 and cost of other product revenue attributable to Infomodelers was $160,000 in 1996. Total product gross margin increased from 79% in 1996 to 85% in 1997. Online learning products gross margin was 95% and 92% in 1996 and 1997 respectively. Other products gross margin was 74% and 80% in 1996 and 1997, respectively. Cost of services revenue increased 84% from $2.5 million in 1996 to $4.6 million in 1997. This increase was due primarily to increased professional services projects in such period. Services gross margin increased from 29% in 1996 to 36% in 1997.

Operating Expenses

     Research and Development. Research and development expenses decreased 32% from $12.4 million in 1996 to $8.4 million in 1997. This decrease was due primarily to the exclusion of research and development expenses relating to Infomodelers in 1997. Research and development expenses as a percentage of total revenue decreased from 67% in 1996 to 33% in 1997 as a result of the spin-offs of Infomodelers and SuperCede. Research and development expenses related to SuperCede were $2.5 million and $2.6 million in 1996 and 1997, respectively, and research and development expenses related to Infomodelers were $3.0 million in 1996.

     Sales and Marketing.   Sales and marketing expenses decreased 6% from $15.6
million in 1996 to $14.7 million in 1997. Sales and marketing expenses as a percentage of total revenue decreased from 85% in 1996 to 57% in 1997. The decreases were due primarily to sales and marketing expenses during 1996 relating to Asymetrix's "Web event" launch of Tool Book II Instructor and the launch of Infomodelers products, partially offset by sales and marketing expenses relating to the launch of the SuperCede products in the first quarter of 1997, version 6.0 of Tool Book II Assistant in March 1997 and version 5.5 of Librarian in July 1997. Sales and marketing expenses related to SuperCede were $172,000 and $2.5 million in 1996 and 1997, respectively, and sales and marketing expenses related to Infomodelers were $1.3 million in 1996.

     General and Administrative. General and administrative expenses are unchanged from $4.5 million in 1996 to $4.5 million in 1997. General and administrative expenses as a percentage of total revenue decreased from 25% in 1996 to 18% in 1997 as a result of a small increase in expenses relative to increased revenue. General and administrative expenses related to SuperCede were $989,000 and $653,000 in 1996 and 1997, respectively and general and administrative expenses related to Infomodelers were $941,000 in 1996.

     Loss on Impairment of Assets.   Loss on impairment of assets in 1996
relates to asset write-offs related to the spin-off of Infomodelers. As a result of this spin-off, Asymetrix reviewed the technology remaining in Asymetrix and recorded an impairment charge of $2.8 million in the fourth quarter of 1996.

     Restructuring Charge.   In the third quarter of 1996, Asymetrix adopted a
plan to restructure its European operations, closing its offices in France and Germany, and recorded an expense of $604,000, which included involuntary termination benefits for employee compensation of $208,000 and certain exit costs of $396,000, which consisted of costs related to terminated leases, legal costs, and accounting and other services. The restructuring was required due to Asymetrix's focus on online learning, which requires customers to have access to the Internet, or installed intranets. Asymetrix determined that this market was immature outside the United States, which made the continued operation of three European offices economically prohibitive. Asymetrix continues to maintain a small office in the United Kingdom to manage its European operations. Asymetrix also recorded a non-cash restructuring expense of $500,000 in 1996 related to a modification of stock option plan rights of Asymetrix employees who transferred to Infomodelers. As of December 31, 1997, the restructuring plans were completed and all costs associated with the restructuring plans have been incurred.

     Acquired In-Process Research and Development.   Asymetrix recognized the
cost of acquired in-process research and development totaling $4.1 million in 1997. This amount represented all in-process research and development acquired by Asymetrix in connection with Aimtech Corporation ("Aimtech") and one other acquisition during 1997 and consisted of $3.6 million resulting from the Aimtech acquisition and $484,000 resulting from the other acquisition.

     The in-process research and development acquired in the Aimtech acquisition is applicable to Asymetrix's future online learning authoring products and relates to streaming technologies (Dynamic HTML, ActiveX and Java). Management expects that such in-process research and development will be incorporated in its ToolBook II version 7.0 products scheduled to begin shipping in 1999. As such, Asymetrix has not yet realized any revenue from the acquired technology through December 31, 1998.

     At the date of the acquisition, the development of the acquired in-process research and development was estimated to be 60% complete. The fair value of the acquired in-process research and development was based on projected cash flows which were discounted based upon the risks associated with achieving such projected cash flows upon successful completion of the projects. Asymetrix then adjusted the discounted cash flows using the estimated percentage complete to reflect the value of development efforts completed at the date of acquisition.

     The cash flow projections for revenues were based on the projected incremental increase in revenue attributable to the in-process technology that Asymetrix will receive as a result of the acquisition. Revenues derived from the in-process technology were expected to increase through 2001. No revenue was assigned to in-process research and development in 2002 or beyond because 2001 is estimated to be the end of the in-process technology's economic life. Estimated operating expenses were deducted from estimated revenue projections to arrive at estimated cash flows. Projected operating expenses were estimated as a percentage of revenue and were based primarily on projections prepared by Asymetrix's management and industry averages.

     An after-tax discount rate of 33% was used to discount the net cash flows to their present value. This discount rate represents a premium to the Company's cost of capital and was determined based upon the Company's assessment of the risk in completing the project.

     Failure to complete the project may result in competitive disadvantages in the future, which could have a material adverse affect on Asymetrix's business, results of operations and financial condition. The in-process research and development acquired in the other acquisition related to future simulation and animation functionality. The development effort with respect to this technology was discontinued in 1998.

     Other Income (Expense). Asymetrix recorded other expense of $1.3 million in 1996 of which $1.1 million was relating to a terminated acquisition. Interest income from principal stockholder was $1.1 million and $436,000 in 1996 and 1997, respectively and was related to interest payments to Asymetrix on a note receivable from Asymetrix's principal stockholder. This note receivable was repaid in October 1997. Other interest income, net was $22,000 and $8,000 in 1996 and 1997, respectively. Equity in income (losses) from Infomodelers was $(112,000) and $(634,000) in 1996 and 1997, respectively, representing Asymetrix's equity in the net losses of Infomodelers in such period. Because Asymetrix sold substantially all of its interest in Infomodelers in March 1998, Asymetrix does not anticipate that it will record equity in income (losses) from Infomodelers in future periods. Asymetrix recorded no equity in earnings in SuperCede subsequent to its spin-off in 1997, as its SuperCede Series B Preferred Stock. Such stock had a liquidation preference subordinate to the Series A Preferred Stock. Asymetrix has no further funding obligation for SuperCede and, therefore, Asymetrix will not record a share of the losses at SuperCede in the future. SuperCede has discontinued its business operations and has liquidated its assets. The total amount received was less than the liquidation preference of the Series A Preferred Stock.

Liquidity and Capital Resources

     At December 31, 1998, Asymetrix had cash and cash equivalents totaling $21.7 million, an increase of $19.2 million from December 31, 1997. The increase in cash and cash equivalents was due primarily to the proceeds of $29.3 million generated from Asymetrix's initial public offering, $880,000 from the exercise of employee stock options, and $2.4 million from the sale of Infomodelers' shares, offset by $10.7 million used in operating activities, $1.2 million used in investing activities and $1.4 million net, used to repay notes payable and capital lease obligations. At December 31, 1998, the principal sources of liquidity for Asymetrix were $24.9 million in working capital.

     Asymetrix has had negative cash flows from operating activities to date. Net cash used by operating activities was $15.0 million, $7.4 million and $10.7 million in 1996, 1997 and 1998, respectively. Net cash used in operating activities was primarily the result of net losses, which include a non-cash expense of $4.1 million for acquired in-process research and development, partially offset by an increase in accounts receivable in 1997. Net cash used in operating activities in 1998 was primarily due to a net loss and decreases in deferred revenue and other assets.

     Net cash provided by (used in) investing activities was $(1.7 million), $(645,000) and $1.2 million in 1996, 1997 and 1998, respectively. Net cash used in investing activities through 1997 was primarily the result of capital expenditures for computer equipment, purchased software, office equipment, furniture and fixtures and, in 1997, acquisition-related costs. In addition, in November 1996, Asymetrix used $1.0 million of cash for the investment in Infomodelers, Inc., which was partially offset by $200,000 of proceeds from the sale of assets in 1996. Net cash provided by investing activities in 1998 was primarily due to proceeds received from the sale of Asymetrix's investment in Infomodelers. As of December 31, 1998, Asymetrix had no material commitments for capital expenditures. Asymetrix's capital expenditures in 1998 were approximately $1.2 million, primarily for computer equipment and acquisition-related payments. As of December 31, 1998, Asymetrix also had commitments under non-cancelable operating leases with terms in excess of one year of $6.1 million through 2003.

     Cash provided by financing activities was $17.0 million, $7.1 million and $28.8 million in 1996, 1997 and 1998, respectively, resulting primarily from payments received on the note receivable from principal stockholder of $11.9 million in 1996 and $6.7 million in 1997, net proceeds of $5.3 million and $500,000 from the sale of Class B Stock in 1996 and 1997, respectively, and proceeds from the sale of common stock, primarily from the exercise of stock options in 1996 and 1997 and primarily from Asymetrix's initial public offering in 1998. Cash used for payments on long-term debt was $413,000, $398,000, and $592,000 in 1996, 1997, and 1998 respectively.

     Asymetrix anticipates that the net proceeds received from its initial public offering, together with cash and cash equivalents will be sufficient to meet its working capital needs and capital expenditures for at least the next 12 months. Asymetrix's long-term liquidity will be affected by numerous factors, including acquisitions of businesses or technologies, demand for Asymetrix's online learning products and services, the extent to which such online learning products and services achieve market acceptance, the timing and extent to which Asymetrix invests in new technology, the expenses of sales and marketing and new product development, the extent to which competitors are successful in developing their own products and services and increasing their own market share, the level and timing of revenues and other factors. In addition, Asymetrix from time to time evaluates potential acquisitions of businesses, products or technologies that complement Asymetrix's business. To the extent that resources are insufficient to fund Asymetrix's activities, Asymetrix may need to raise additional funds. Such additional funding, if needed, may not be available on terms attractive to Asymetrix, or at all. If adequate funds are not available on acceptable terms, Asymetrix may be unable to expand its business, develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on Asymetrix's business, operating results and financial condition.

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

     Asymetrix has designed and tested the most current versions of its products to be year 2000 compliant. However, some of Asymetrix's customers may be using older versions of its products that are not year 2000 compliant. Asymetrix has been encouraging its customers to upgrade to current product versions, and Asymetrix has been required by customers to warrant that the current versions of its products are year 2000 compliant. Although Asymetrix believes the current versions of its products are year 2000 compliant, the current product versions may contain undetected errors or defects associated with year 2000 date functions. These undetected date functions may result in material costs to Asymetrix, as well as claims against Asymetrix for breach of its warranties of year 2000 compliance. Furthermore, although Asymetrix has not made any express representations or warranties with respect to year 2000 compliance of older versions of its products and has included clauses disclaiming any implied warranties and limiting its liability for product defects in the agreements under which those older versions were licensed to customers, Asymetrix may still face claims or litigation based on older versions of its products. Asymetrix is aware of a growing number of lawsuits against other software vendors related to year 2000 compliance, including lawsuits based on those companies charging their customers for new versions of their products that are year 2000 compliant rather than providing such versions for free. Because of the unprecedented nature of such litigation, Asymetrix is uncertain of the extent to which it may be affected. If Asymetrix is affected by such litigation, it could have a material adverse effect on Asymetrix's business, operating results and financial condition. Asymetrix is not currently a party to any such litigation.

     With respect to Asymetrix's internal information technology systems, Asymetrix's year 2000 internal readiness program primarily covers the following activities: (1) taking inventory of hardware and software systems, (2) determining those systems' level of year 2000 compliance, (3) assessing the business and customer satisfaction risks associated with those systems, (4) creating action plans to address known risks, (5) executing and monitoring its action plans, and (6) contingency planning.

     At this time Asymetrix has substantially completed its review of its most mission critical information technology systems including finance, order processing, customer service, project management, and sales management, and believes that those systems are substantially year 2000 compliant. Asymetrix is currently reviewing and addressing year 2000 issues in its second tier information technology systems, including its network servers, network software and widely used software applications. Asymetrix expects that it will substantially complete its year 2000 readiness preparations with respect to its second tier systems and network hardware and software systems by third quarter 1999. Asymetrix expects to continue implementation and testing of year 2000 compliance activities throughout calendar 1999. Asymetrix has no current plans to perform an assessment of imbedded technology outside of its information technology systems, and believes that the failure of any such imbedded technology to be year 2000 compliance will not have a material effect on Asymetrix's business. Asymetrix has no current plan to retain any outside consultants to assist in its year 2000 compliance activities.

     Asymetrix has not sent detailed questionnaires to vendors and service providers to certify year 2000 readiness, but Asymetrix has obtained or relied upon published assurances of year 2000 compliance in relation to purchases of new information technology systems and Asymetrix has conducted and is continuing to conduct its own internal year 2000 analysis. While Asymetrix has no plans to broadly survey its vendors and service providers for year 2000 compliance, Asymetrix does intend to obtain and review the year 2000 readiness statements of its significant vendors who are required to file proxy statements and annual and quarterly reports with the SEC in order to determine their level of year 2000 compliance. Asymetrix does not rely on products and services provided by any single vendor in the conduct of its business, and believes that even if the ability of one of its suppliers to provide goods or services was negatively impacted by a year 2000 problem, alternative sources would be available to supply such goods and services on commercially reasonable terms.

     Asymetrix has not sent and does not currently plan to send questionnaires to its customers to independently verify its customers' level of year 2000 compliance. However, most of Asymetrix's significant customers are large business enterprises and government agencies which Asymetrix believes are devoting significant resources to ensuring their own internal year 2000 compliance. Most of Asymetrix's significant customers are also required to file proxy statements and annual and quarterly reports with the SEC disclosing their own year 2000 readiness, and Asymetrix intends to obtain and review such disclosure for its significant customers to determine their level of year 2000 compliance. Moreover, Asymetrix has received and responded to a large number of detailed year 2000 questionnaires from its customers as a part of their own year 2000 compliance programs. Asymetrix believe that its customers' or potential customers' year 2000 compliance efforts may affect their purchasing patterns as these companies or agencies expend significant resources and focus personnel on ensuring their own internal year 2000 compliance. Devoting resources and personnel to year 2000 compliance may result in reduced funds available to purchase other products or services and may delay the implementation of new information technology systems such as those offered by Asymetrix, either of which could have a material adverse effect on Asymetrix's business, operating results and financial condition.

     Asymetrix estimates that the total cost of evaluating and addressing its year 2000 issues will be approximately $250,000. In 1998 Asymetrix spent $38,000, in connection with evaluating and addressing year 2000 issues. Such expenditures represented 6% of Asymetrix's total information technology budget in 1998. All funds used for evaluating and addressing year 2000 issues are from Asymetrix's information technology budget and no additional budget dollars were allocated specifically to address year 2000 compliance. As a result, resources devoted to year 2000 compliance are not available for other information technology systems or projects.

     Although Asymetrix does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, Asymetrix may experience serious unanticipated negative consequences and material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third party software, third party hardware and internally developed software, or in the internal systems of its vendors or customers. The most reasonably likely worst case scenarios would include: (1) loss or corruption of data contained in Asymetrix's internal information systems, (2) hardware failure, (3) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, internet services, etc.); and (4) the failure of the internal systems of Asymetrix's vendors or customers, resulting in problems with providing services or making payments to Asymetrix. Asymetrix is in the early phases of contingency planning at this time and expects to undertake more in depth contingency planning following the completion of its analysis and correction of its internal year 2000 issues. Asymetrix expects its contingency plans to include, among other things, manual work-arounds for software and hardware failures, as well as substitution of systems or vendors, if necessary.

Factors That May Affect Future Results of Operations

     Limited Operating History in Online Learning Market.   Asymetrix was
incorporated in December 1984. Until early 1995, Asymetrix was engaged in various technology and development activities and in the development and marketing of multimedia authoring products, database and Internet tools, World Wide Web publishing products and other ancillary products, most of which are not included as part of Asymetrix's online enterprise learning solution. Starting in 1995, Asymetrix recapitalized and redirected its focus to the development and marketing of authoring products and a learning management system designed to capitalize on the advantages of the Internet as a means of delivering technology-based training applications. Since 1995, Asymetrix has also introduced a variety of professional services. Accordingly, Asymetrix has only a limited operating history upon which to base an evaluation of its current business and prospects. Asymetrix's prospects must be considered in light of the risks and uncertainties encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets such as online enterprise learning and by companies engaged in a business transition from developing and marketing software products to offering an integrated product and services solution. Such risks include, but are not limited to the demand for technology-based training and online enterprise learning applications; the management of both internal and acquisition-based growth; demand for Asymetrix's products and services; the ability of Asymetrix to meet the needs of sophisticated corporate customers; and competition. To address these risks, Asymetrix must, among other things, successfully introduce new products and services; achieve commercial acceptance of its new products and services; continue to expand its professional services business; successfully identify, acquire and integrate acquired businesses; respond to competitive developments; attract, integrate, retain and motivate qualified personnel; and address new or evolving technologies and standards. Asymetrix may not be successful in addressing such risks and the failure to do so could have a material adverse effect on Asymetrix's business, operating results and financial condition.

     Fluctuations in Quarterly Operating Results.   Asymetrix's quarterly
operating results have varied significantly in the past and are expected to fluctuate significantly in the future as a result of a variety of factors, many of which are outside Asymetrix's control. Factors that may adversely affect Asymetrix's quarterly operating results include the demand for technology-based training in general and demand for online enterprise learning solutions in particular; the size and timing of product orders and the timing and execution of professional services engagements; the mix of revenue from products and services; the mix of products sold; the inability of Asymetrix to meet its own or client project milestones or to meet client expectations; market acceptance of Asymetrix's or competitors' products and services; the ability of Asymetrix to develop and market new or enhanced products and services in a timely manner and market acceptance of such products and services; Asymetrix's ability to integrate acquisitions successfully and to identify, acquire and integrate suitable acquisition candidates; the timing of revenue recognition; charges related to acquisitions; competitive conditions; technological changes; personnel changes; general economic conditions; and economic conditions specific to the technology-based training and online learning markets. With its emphasis on providing an online enterprise learning solution, Asymetrix is targeting its selling and marketing efforts towards customers with the potential need for enterprise-wide solutions. Because the implementation of its solutions may require an enterprise-wide decision by prospective customers, Asymetrix may be required to provide a significant level of education to prospective customers regarding Asymetrix's solutions before a sale is completed. Therefore, Asymetrix believes that the period between initial contact and the sale of Asymetrix's solutions could be lengthy, and the implementation cycle could lengthen because of increases in the size and complexity of customer implementations. Uncertainty of timing with respect to sales or implementations could have a material adverse effect on Asymetrix's business and operations and cause Asymetrix's operating results to vary significantly from quarter to quarter. Therefore, Asymetrix's operating results for any particular quarterly period may not be indicative of future operating results.

     Acquisitions.   Asymetrix has acquired ten companies since July 1997 and is continuing to pursue a strategy of growth that includes acquisitions. The successful implementation of this strategy depends on Asymetrix's ability to identify suitable acquisition candidates, acquire such companies on acceptable terms, integrate their operations and technology successfully with those of Asymetrix, retain existing customers and maintain the goodwill of the acquired businesses. Acquisitions involve a number of risks, including the integration of acquired products and technologies in a timely manner; the integration of businesses and employees with Asymetrix's business; the management of geographically-dispersed operations; adverse effects on Asymetrix's reported operating results from acquisition-related charges and amortization of goodwill; potential increases in stock compensation expense and increased compensation expense resulting from newly-hired employees; the diversion of management attention; the assumption of unknown liabilities; potential disputes with the sellers of one or more acquired entities; the inability of Asymetrix to maintain customers or goodwill of an acquired business; the need to divest unwanted assets or products; and the possible failure to retain key acquired personnel. Client satisfaction or performance problems with an acquired firm could also have a material adverse effect on the reputation of Asymetrix as a whole, and any acquired business could significantly under-perform relative to Asymetrix's expectations. Moreover, in pursuing acquisition opportunities, Asymetrix may compete for acquisition targets with other companies with similar growth strategies that may have greater resources than Asymetrix, which could result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. If Asymetrix were unable to manage internal or acquisition-based growth effectively, Asymetrix's business, operating results and financial condition would be materially and adversely affected.

     Management of Growth; Dependence on Key Personnel.   Asymetrix's future
success will be highly dependent on the performance of its senior management team and other key employees and on Asymetrix's ability to attract, integrate, motivate and retain additional highly skilled technical, sales and marketing and professional services personnel. There is intense competition for such personnel in the areas of Asymetrix's activities. Asymetrix does not have employment agreements with most of its executives or other key employees. In addition, Asymetrix does not maintain key person life insurance for any of its officers or key employees. The loss of the services of any of Asymetrix's senior management team or other key employees or the failure of Asymetrix to attract, integrate, motivate and retain additional key employees, including professional services personnel, could have a material adverse effect on Asymetrix's business, operating results and financial condition.

     Customer Requirements; Fixed Price Engagements.   The online learning
market is a developing market characterized by complex and varied customer expectations and requirements, a lack of technical standards and frequent introductions and announcements of new products and services. Because Asymetrix's online learning solution is targeted at customers with enterprise-wide deployments in an emerging market, customers and potential customers may have a greater sensitivity to product integration, interoperability and defects than customers in the market for software products generally. In addition, these customers may have evolving and rapidly changing requirements for their online enterprise learning needs, which Asymetrix must address satisfactorily. Many of Asymetrix's professional services engagements require Asymetrix to develop learning applications to suit unique customer requirements. Asymetrix's failure or inability to meet a customer's expectations or requirements in the performance of its services could potentially damage Asymetrix's reputation or result in a claim for substantial damages against Asymetrix, regardless of Asymetrix's responsibility for such failure. In addition, most such professional services engagements that are billed on a fixed-price basis. Asymetrix's failure to estimate accurately the resources and time required for an engagement, to manage client expectations effectively regarding the scope of services to be delivered for the estimated fees or to complete fixed-price engagements within budget, on time and to clients' satisfaction would expose Asymetrix to risks associated with cost overruns and may expose Asymetrix, in certain cases, to penalties, any of which could have a material adverse effect on Asymetrix's business, operating results and financial condition.

     Developing Market.   The market for online enterprise learning is a new and
emerging market. Although technology-based training applications have been available for several years, they currently account for only a small portion of the overall training market. The failure of technology-based training, and online learning in particular, to gain wide market acceptance within the time frame anticipated by Asymetrix could have a material adverse effect on Asymetrix's business, operating results and financial condition. Asymetrix's success depends on the continued adoption of the Internet and intranets as means of communication, particularly for corporate training and education. Even if the Internet and intranets are widely adopted, the adoption of these networks for corporate training and education, particularly by companies that have relied on traditional means of training their personnel, will require broad acceptance of new training methods. In addition, companies that have already invested substantial resources in other methods of corporate training and education may be reluctant to adopt a new strategy that may limit or compete with their existing investments.

     General Economic Conditions.   Asymetrix's revenue is subject to
fluctuation as a result of general economic conditions. A significant portion of Asymetrix's revenue is derived from the sale of products and services to Fortune 1000 companies, educational organizations and government agencies, which historically have adjusted their expenditures for education and training during economic downturns. Should the economy weaken in any future period, these organizations may not increase or may reduce their expenditures on education and training generally, and on technology-based training and online learning in particular, which could have an adverse effect on Asymetrix's business, operating results and financial condition.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     Asymetrix holds its assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents. Asymetrix minimizes its risk by investing in financial instruments with a maturity of three months or less. Asymetrix does not use derivative financial instruments.

Item 8.   Financial Statements and Supplementary Data

          The information required by this item is included in Part III,
          Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated by reference to the information in the definitive Proxy Statement for Asymetrix's Annual Meeting of Stockholders scheduled to be held on May 25, 1999.

Item 11.  Executive Compensation

     The information required by this Item is incorporated by reference to the information in the definitive Proxy Statement for Asymetrix's Annual Meeting of Stockholders scheduled to be held on May 25, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated by reference to the information in the definitive Proxy Statement for Asymetrix's Annual Meeting of Stockholders scheduled to be held on May 25, 1999.

Item 13.  Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to the information in the definitive Proxy Statement for Asymetrix's Annual Meeting of Stockholders scheduled to be held on May 25, 1999.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

1.   Financial Statements

          The following financial statements are filed as part of this report:

          Independent Auditors' Report
          Consolidated Financial Statements:
               Balance Sheets as of December 31, 1997 and 1998
               Statements of Operations for the years ended December 31, 1996,
                1997, and 1998
               Statements of Cash Flows for the years ended December 31, 1996,
                1997, and 1998
               Notes to Consolidated Financial Statements

2.   Financial Statement Schedules

          The following financial statement schedules are filed as part of this report:

               I    Independent Auditors' Report on Financial Statement Schedule

               II   Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or notes thereto.

3.   Exhibits

     The following Exhibits are attached to this Annual Report on Form 10-K:

Exhibit
Number    Exhibit Title
-------   -------------

2.01 Agreement and Plan of Reorganization dated May 22, 1998 by and between the Company and Strategic Systems Associates, Inc.*

2.02 Agreement and Plan of Reorganization dated June 22, 1998 by and between the Company and Meliora Systems, Inc.*

2.03 Amended and Restated Agreement and Plan of Reorganization, dated as of June 24, 1997, by and among Asymetrix, ASX Merger Corporation and Aimtech Corporation.**

2.04 Agreement and Plan of Reorganization, dated as of September 30, 1997, by and among Asymetrix, Oakes Acquisition Corp., TopShelf Acquisition Corp., Acorn Acquisition Corp., Oakes Interactive Incorporated, TopShelf Multimedia, Inc., Acorn Associates, Incorporated and Gordon Oakes and Kevin Oakes.**

2.05 Agreement and Plan of Reorganization, dated as of December 22, 1997, by and among Asymetrix, Asymetrix Acquisition Corp., Communication Strategies, Incorporated, and Cynthia Boyd and James Boyd.**

3.01      Amended and Restated Certificate of Incorporation of Asymetrix.**

3.02      Bylaws of Asymetrix.**

4.01 Registration Rights Agreement dated as of May 22, 1998, among Asymetrix, Gary Johnson, Richard M. Johnson and Mike Spingola.

4.02 Registration Rights Agreement dated as of July 1, 1998, among Asymetrix, Gordon Rogers and Veda Storey.

4.03 Restated and Amended Investors' Rights Agreement, dated as of December 20, 1996, between Asymetrix and the persons and entities listed therein.**

4.04      Form of Specimen Stock Certificate for Asymetrix's Common Stock.**

4.05 Registration Rights Agreement dated, as of September 11, 1997, between Asymetrix and persons and entities listed therein.**

4.06 Registration Rights Agreement dated as of September 30, 1997, among Asymetrix, Gordon Oakes, Kevin Oakes and Doug Foster.**

4.07 Registration Rights Agreement, dated as of December 22, 1997, among Asymetrix, Cynthia Boyd and James Boyd.**

10.01 Employment Agreement dated as of July 1, 1998, between Asymetrix and Gordon Rogers.

10.02 Services Agreement, dated as of July 27, 1998, between Asymetrix and Vulcan Northwest, Inc.

10.03 Eighth Amendment to Lease, dated as of October 16, 1998, by and between Asymetrix and 110 Atrium Place Associates, LLC.

10.04 Form of Indemnification Agreement entered into by Asymetrix with each of its directors and executive officers.**

10.05 Asymetrix's 1995 Combined Incentive and Nonqualified Stock Option Plan and related documents.**

10.06     Asymetrix's 1998 Directors Stock Option Plan and related documents.**

10.07     Asymetrix's 1998 Equity Incentive Plan and related documents.**

10.08 Sublease dated as of October 30, 1995, between Asymetrix and Vulcan Northwest Inc.**

10.09 Series B Preferred Stock Exchange Agreement, dated as of September 30, 1997, between Asymetrix and SuperCede.**

10.10 Asset Transfer, License and Stock Issuance Agreement, dated as of June 24, 1997, between Asymetrix and SuperCede, Inc.**

10.11     Sublease, dated as of June 24, 1997, between Asymetrix and SuperCede,
          Inc.**

10.12 Promissory Note dated as of March 14, 1995, between Asymetrix and Paul Allen.**

10.13 Infomodelers Technology Transfer and License Agreement dated as of October 7, 1996, between Asymetrix and ASX Corporation, as amended January 14, 1998.**

10.14 Sublease dated as of October 7, 1995, between Asymetrix and ASX Corporation.**

10.15 Asset Purchase and Loan Agreement, dated as of October 7, 1996, between Asymetrix and ASX Corporation.**

10.16 Lease Agreement, dated as of May 24, 1991, by and between Asymetrix and Dean Witter Realty Income Partnership II, L.P. and amendments thereto.**

10.17 Employment Agreement dated as of September 30, 1997, between Asymetrix and Kevin Oakes.**

10.18 Stock Purchase and Sale Agreement dated as of March 27, 1998 between Asymetrix and Vulcan Ventures Inc.**

10.19 Directed Engineering Agreement, dated as of March 27, 1998, between Asymetrix and Vulcan Northwest, Inc.**

21.01     Subsidiaries of Asymetrix.

23.01     Consent of KPMG Peat Marwick LLP.

27.01     Financial Data Schedule

* These Exhibits are incorporated herein by reference to Asymetrix's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998

** These Exhibits are incorporated herein by reference to Asymetrix's Registration Statement on Form S-1 (Registration no. 333-49037), as amended

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Asymetrix has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ASYMETRIX LEARNING SYSTEMS, INC.

       March 31, 1999                           /s/ John D. Atherly
-------------------------------    ---------------------------------------------
            Date                   John D. Atherly Vice President, Finance and
                                                  Administration
                                   and Chief Financial Officer (Duly Authorized
                                      Officer and Chief Accounting Officer)

                               POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints James A. Billmaier and John D. Atherly, and each of them, his true lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     In accordance with the requirements of the Securities Exchange Act of 1934,this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     March 31, 1999                      /s/ James A. Billmaier
-------------------------   -----------------------------------------------
          Date              James A. Billmaier, Chief Executive Officer and
                                                Director

     March 31, 1999                         /s/ Bert Kolde
-------------------------   ----------------------------------------------
          Date                    Bert Kolde, Chairman of the Board

     March 31, 1999                       /s/ Paul G. Allen
-------------------------   ----------------------------------------------
          Date                         Paul G. Allen, Director

     March 31, 1999                     /s/ Shelley Harrison, Ph.D.
-------------------------   ----------------------------------------------
          Date                     Shelley Harrison, Ph.D., Director

     March 31, 1999                        /s/ Gary Rieschel
-------------------------   ----------------------------------------------
          Date                          Gary Rieschel, Director

     March 31, 1999                         /s/ Kevin Oakes
-------------------------   ----------------------------------------------
          Date                    Kevin Oakes, President and Director

     March 31, 1999                       /s/ Ronald S. Posner
-------------------------   ----------------------------------------------
          Date                         Ronald S. Posner, Director

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Asymetrix Learning Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Asymetrix Learning Systems, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asymetrix Learning Systems, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

KPMG LLP

Seattle, Washington
February 1, 1999

               ASYMETRIX LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                     December 31,
                                                              -------------------------
                                                                  1997          1998
                                                              -----------    ----------
                               Assets
Current assets:
  Cash and cash equivalents                                      $2,541        $21,713
  Accounts receivable, net of allowance for returns and
   doubtful accounts of $1,148 and $1,397                         7,424          7,917
  Inventories                                                       484            370
  Prepaid royalties and licenses                                     79             66
  Receivables from related companies                                299            193
  Other current assets                                              425            998
                                                              -----------    ----------
    Total current assets                                         11,252         31,257
Property and equipment, net                                       1,939          2,320
Goodwill and other intangible assets, net                         8,641          9,917
Investment in Infomodelers, Inc.                                    204              -
Other assets                                                        133            128
                                                              -----------    ----------
      Total assets                                              $22,169        $43,622
                                                              ===========    ==========

                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                               $2,392         $1,494
  Accrued liabilities                                             2,539          1,637
  Deferred revenue                                                3,267          1,401
  Notes payable                                                     844              -
  Other current liabilities                                       2,276          1,812
                                                              -----------    ----------
    Total current liabilities                                    11,318          6,344
Other noncurrent liabilities                                        425            268
                                                              -----------    ----------
    Total liabilities                                            11,743          6,612
                                                              -----------    ----------

Redeemable common stock, $0.01 par value; issued and
 outstanding 191,489 shares in 1997 and no shares in 1998.        1,468              -

Stockholders' equity:
  Class B stock, $0.01 par value; authorized 5,000,000
   shares; issued and outstanding 4,322,289 shares in 1997
   and no shares in 1998.                                            43              -
  Common stock, $0.01 par value; authorized 40,000,000
   shares, issued and outstanding 6,893,036 shares in 1997
   and 13,948,018 shares in 1998.                                    69            140
  Additional paid-in capital                                    169,369        203,249
  Accumulated deficit                                          (160,362)      (165,522)
  Deferred stock compensation                                         -           (580)
  Accumulated other comprehensive loss                             (161)          (277)
                                                              -----------    ----------
    Total stockholders' equity                                    8,958         37,010
                                                              -----------    ----------
    Total liabilities and stockholders' equity                  $22,169        $43,622
                                                              ===========    ==========

        See the accompanying notes to Consolidated Financial Statements

               ASYMETRIX LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                Year Ended December 31,
                                                    ---------------------------------------------------
                                                          1996              1997              1998
                                                    --------------    --------------    ---------------
Revenue:
Product revenue:
  Online learning products                             $ 3,716            $ 8,036           $10,828
  Other products                                        11,165             10,426             4,365
                                                    ----------        -----------        ----------
    Total product revenue                               14,881             18,462            15,193
  Services revenue                                       3,600              7,243            18,159
                                                    ----------        -----------        ----------
      Total revenue                                     18,481             25,705            33,352
                                                    ----------        -----------        ----------
Cost of revenue:
  Product revenue:
    Online learning products                               198                608               947
    Other products                                       2,946              2,127             1,038
                                                    ----------        -----------        ----------
      Total cost of product revenue                      3,144              2,735             1,985
    Services revenue                                     2,549              4,635            12,432
                                                    ----------        -----------        ----------
        Total cost of revenue                            5,693              7,370            14,417
                                                    ----------        -----------        ----------
Gross margin                                            12,788             18,335            18,935
                                                    ----------        -----------        ----------
Operating expenses:
  Research and development                              12,375              8,423             6,113
  Sales and marketing                                   15,636             14,704            14,149
  General and administrative                             4,535              4,491             5,767
  Amortization of goodwill                                   -                119               825
  Loss on impairment of assets                           2,787                  -                 -
  Restructuring charge                                   1,104                  -                 -
  Acquired in-process research
   and development                                           -              4,064                 -
                                                    ----------        -----------        ----------
  Total operating expenses                              36,437             31,801            26,854
                                                    ----------        -----------        ----------
Loss from operations                                   (23,649)           (13,466)           (7,919)
                                                    ----------        -----------        ----------
Other income/(expense):
  Other expense                                         (1,324)               (38)              (18)
  Interest income from principal stockholder             1,066                436                 -
  Other interest income, net                                22                  8               609
  Equity in income (losses) from
   Infomodelers, Inc.                                     (112)              (634)            2,169
                                                    ----------        -----------        ----------
    Total other income (expense)                          (348)              (228)            2,760
                                                    ----------        -----------        ----------
Net loss                                              $(23,997)          $(13,694)          $(5,159)
                                                    ----------        -----------        ----------
Accretion of redemption value of
 redeemable common stock                                     -                  -            (1,370)
                                                    ----------        -----------        ----------
Net loss attributable to common stockholders          $(23,997)          $(13,694)          $(6,529)
                                                    ==========        ===========        ==========
Net loss per share, basic and diluted                   $(3.90)            $(2.17)            $(.62)
                                                    ==========        ===========        ==========
Weighted average common shares outstanding,
 basic and diluted                                       6,158              6,306            10,599
                                                    ==========        ===========        ==========

          See accompanying notes to Consolidated Financial Statements

               ASYMETRIX LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)


                                                                                              Accumu-
                                                                                  Class B     lated
                                                                                   Stock      Other
                                                              Addi-   Deferred   Subscrip-   Compre-              Compre-
                        Class B. Stock      Common Stock     tional    Stock       tion      hensive   Accumu-    hensive
                        --------------      ------------    Paid-In   Compen-     Receiv-    Income     lated     Income
                        Shares  Amount     Shares  Amount   Capital   sation       able      (Loss)    Deficit    (Loss)    Total
                        ------  ------     ------  ------   -------   -------    --------    -------   -------    ------    -----
Balances at
 December 31, 1995            -     -    6,040,573  $ 60   $152,567        -          -     $ (94)   $(122,671)         -  $ 29,862
Common stock issued
 for services                 -     -        6,076     -          7        -          -         -            -          -         7
Series 1 Class B
 issued for services     37,500     -            -     -        300        -          -         -            -          -       300
Series A preferred
 Class B stock
 issued for cash        388,395     4            -     -      4,826        -          -         -           -          -      4,830
Series B preferred
 Class B stock
 issued for cash
 and Class B Stock
 subscription
 receivable             388,395     4            -     -      4,999        -     (4,500)        -           -          -        503
Stock options
 exercised                    -     -       54,542     1         86        -          -         -           -          -         87
Common stock issued
 in acquisitions              -     -       93,136     1        102        -          -         -           -          -        103
Dividend on
 Infomodelers stock           -     -            -     -       (219)       -          -         -           -          -       (219)
Stock compensation            -     -            -     -        500        -          -         -           -          -        500
Comprehensive loss:
  Net loss                    -     -            -     -          -        -          -         -     (23,997)   (23,997)   (23,997)
  Translation
   adjustment                 -     -            -     -          -        -          -       121           -        121        121
                                                                                                                 --------
Total comprehensive
 loss                                                                                                             (23,867)
                                                                                                                 ========
                      ------------------------------------------------------------------------------------------          ----------
Balances at
 December 31, 1996      814,290     8    6,194,327    62    163,168        -     (4,500)       27    (146,668)         -     12,097
Stock options
 exercised                    -     -      341,757     3        362        -          -         -           -          -        365
Series 4 Class B
 issued in
 acquisitions         2,383,894    24            -     -      3,361         -         -         -            -          -     3,385
Series 5 Class B
 issued in
 acquisitions         1,512,500    15            -     -      2,133         -         -         -            -          -     2,148
Common stock
 issued in
 acquisitions                 -     -      356,952     4      2,806         -         -         -            -          -     2,810
Stock options
 issued in
 acquisitions                 -     -            -     -         89         -         -         -            -          -        89
Net liability
 spun off in
 SuperCede
 transaction                  -     -            -     -      1,402         -         -         -            -          -     1,402
Stock compensation            -     -            -     -        822         -         -         -            -          -       822
Payment of
 Class B stock
 subscription
 receivable                   -     -            -     -          -         -       500         -            -          -       500
Interest on
 Class B stock
 subscription
 receivable                   -     -            -     -          -         -       (28)        -            -          -       (28)
Cancellation of
 Series B
 preferred
 Class B stock         (388,395)   (4)           -     -     (4,774)        -     4,028         -            -          -      (750)
Comprehensive loss:
  Net loss                    -     -            -     -          -         -         -         -      (13,694)   (13,694)  (13,694)
  Translation
   adjustments                -     -            -     -          -         -         -      (188)           -       (188)     (188)
                                                                                                                 --------
Total comprehensive
 loss                         -     -            -     -          -         -         -         -            -    (13,882)
                                                                                                                 ========
                      ------------------------------------------------------------------------------------------          ----------
Balances at
 December 31, 1997    4,322,289    43    6,893,036    69    169,369         -         -      (161)    (160,362)         -     8,958
Stock options
 exercised                    -     -      484,953     6        874                   -         -            -          -       880
Stock compensation            -     -        2,250     2        961      (736)        -         -            -          -       227
Amortization of
 deferred stock
 compensation                 -     -            -     -          -       156         -         -            -          -       156
Cancellation of
 Series 4 Class B
 stock                     (900)    -            -     -          -         -         -         -            -          -         -
Cancellation of
 common stock                 -     -       (4,967)    -         (2)        -         -         -            -          -        (2)
Common stock
 issued in
 acquisitions                 -     -      115,215     1      1,357         -         -         -            -          -     1,358
Common stock issued
 in Initial Public
 Offering net of
 offering costs of
 $3,944                       -     -    3,025,000    30     29,301         -         -         -            -          -    29,331
Conversion of
 Class B stock to
 common stock        (4,321,389)  (43)   3,241,042    32         11         -         -         -            -          -
Conversion of
 redeemable common
 stock to common
 stock                        -     -      191,489     -      1,468         -         -         -            -          -     1,468
Comprehensive loss:
  Net loss                    -     -            -     -          -         -         -         -       (5,159)    (5,159)   (5,159)
  Translation
   adjustments                -     -            -     -          -         -         -      (116)           -       (116)     (116)
                                                                                                                 --------
Total comprehensive
 loss                         -     -            -     -          -         -         -         -            -   $ (5,275)
                                                                                                                 ========
                      ------------------------------------------------------------------------------------------          ----------
Balances at
 December 31, 1998            -     -   13,948,018  $140   $203,249     $(580)        -     $(277)   $(165,522)            $ 37,010
                      ==========================================================================================          ==========

          See accompanying notes to Consolidated Financial Statements

               ASYMETRIX LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                 Year Ended December 31,
                                            --------------------------------
                                               1996        1997       1998
                                            ---------    --------   --------
Cash flows from operating activities:
  Net loss                                   $(23,997)   $(14,273)   $(5,159)
Adjustments to reconcile net loss
 to net cash used in operating activities:
  Depreciation and amortization                 1,737       1,170      1,662
  Stock compensation expense                      500         822        383
  Accrued interest on note receivable
   from principal stockholder                  (1,066)      2,288          -
  Accrued interest on Class B stock
   subscription receivable                          -           -          -
  Acquired in-process research
   and development                                  -       4,064          -
  Equity in (income) losses
   from Infomodelers, Inc.                        112         634     (2,169)
  Impairment of intangibles                     2,787           -          -
  Class B stock issued in
   exchange for services                          300           -          -
  Common stock issued in
   exchange for services                            7           -          -
  Changes in assets and liabilities:
    Accounts receivable                         3,152      (4,191)      (477)
    Inventories                                    79         208        114
    Prepaid royalties and licenses               (298)       (212)        13
    Receivables from related companies            (13)       (171)       106
    Other current assets                         (101)        167       (558)
    Accounts payable                              466      (1,690)    (1,109)
    Accrued liabilities                            89         398       (550)
    Deferred revenue                            1,180         774     (2,242)
    Other current liabilities                    (106)      2,031       (664)
                                             --------     -------   --------
      Net cash used in operating activities   (15,172)     (7,375)   (10,650)
                                             --------     -------   --------
Cash flows from investing activities:
    Purchase of property and equipment           (857)       (316)    (1,242)
    Payments related to acquisitions,
     net of cash acquired                           -        (321)      (155)
    Disposal of (investment in)
     Infomodelers, Inc.                        (1,000)          -      2,373
    Disposal of other assets                      155          (8)       187
                                             --------     -------   --------
      Net cash (used in)/provided by
       investing activities                    (1,702)       (645)     1,163
                                             --------     -------   --------
Cash flows from financing activities:
    Proceeds from (repayment)
     of notes payable                             101        (131)      (843)
    Payments received on notes receivable
     from principal stockholder                11,850       6,747          -
    Payments on long-term debt                   (413)       (398)      (592)
    Payments received on Class B
     stock subscription receivable                  -         500          -
    Proceeds from sale of Class B stock, net    5,333           -          -
    Proceeds from exercise of stock options        87         365        880
    Net proceeds from initial
     public offering                                -           -     29,331
                                             --------     -------   --------
      Net cash provided by
       financing activities                    16,958       7,083     28,775
                                             --------     -------   --------
    Effect of foreign exchange rate
     changes on cash                              121        (188)      (116)
                                             --------     -------   --------
      Net increase/(decrease) in cash
       and cash equivalents                       205      (1,248)    19,172
Cash and cash equivalents at
 beginning of year                              3,584       3,789      2,541
                                             --------     -------   --------
Cash and cash equivalents at
 end of year                                   $3,789      $2,541    $21,713
                                             ========     =======   ========

          See accompanying notes to Consolidated Financial Statements

               ASYMETRIX LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1997, AND 1998

(1)  Summary of Significant Accounting Policies

(a)  Business

     Asymetrix Learning Systems, Inc. (Asymetrix) is a provider of online enterprise learning solutions designed to enable organizations to capture, deploy and manage knowledge more effectively. Asymetrix's products can be used by clients on a variety of computer platforms. Asymetrix's online learning products include its learning management system known as Librarian, its online learning authoring products consisting of ToolBook II Instructor and ToolBook II Assistant, its skills-based management system known as Ingenium, its multimedia products, consisting of media creation products and third-party learning titles. Asymetrix's other products include multimedia authoring tools and other products not related to online learning. Asymetrix also offers a variety of professional services, including consulting and development services, training programs and customer and technical support targeted for the online learning market.

(b)  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Asymetrix and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in 20% to 50% owned companies are accounted for using the equity method of accounting.

(c)  Use of Estimates

     The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results may differ from these estimates.

(d)  Foreign Currency Translation

     The functional currency of Asymetrix foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The translation adjustment resulting from this process is presented separately as a component of accumulated other comprehensive loss in stockholders' equity. Gains and losses on foreign currency transactions are included in the consolidated statement of operations as incurred. To date, gains and losses on foreign currency transactions have not been significant.

(e)  Cash and Cash Equivalents

     All highly liquid financial instruments purchased with a remaining maturity of three months or less at the date of purchase are reported as cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair values.

(f)  Concentration of Credit and Sales Risk

     Asymetrix distributes it products through direct sales to end-users and on an indirect basis through resellers, distributors, and original equipment manufacturers (OEMs). Asymetrix performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

(g)  Inventories

     Inventories are stated at the lower of cost or market and include adjustments for estimated obsolescence. Cost is determined principally using periodically adjusted standards, which approximate actual cost on a first-in, first-out basis.

(h)  Other Financial Instruments

     At December 31, 1997 and 1998, the carrying values of financial instruments, such as trade receivables and current payables approximated their fair values based on the short-term maturities of these instruments.

(i)  Property and Equipment

     Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of three to seven years. Leasehold improvements are amortized over the lesser of the lease term or estimated useful life. Repairs and maintenance that do not improve or extend the lives of the respective assets are expensed in the period incurred.

(j)  Goodwill and Other Intangible Assets

     Goodwill represents excess purchase price over the fair value of tangible and identifiable intangible assets acquired and is amortized over estimated useful lives of 5 to 15 years.

     Other intangible assets consist of software products acquired by Asymetrix from third parties. At the time of their acquisition, the products had either reached technological feasibility or were complete. Purchased technology is amortized on a product-by-product basis using the greater of the amount computed using the ratio that current sales bear to the total of current and anticipated future gross revenues for that product or the straight line method over the remaining estimated economic life of the product.

(k)  Impairment of Long-Lived Assets

     Asymetrix reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used, other than goodwill is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. The recoverability of goodwill is assessed whenever the facts and circumstances suggest that the asset may be impaired and the write-down material. Asymetrix assesses the recoverability of goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future cash flows.

(l)  Revenue Recognition

     Effective January 1, 1998, Asymetrix adopted Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition, issued by the American Institute of Certified Public Accountants. The statement provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. The adoption of SOP 97-2 did not have a material effect on revenue recognition for the year ended December 31, 1998.

     Prior to January 1, 1998, revenue from sales of software products to end-users, resellers, and distributors was recognized when the products were shipped provided that no significant obligations of Asymetrix remain and collection of the resulting receivable is deemed probable.

     Asymetrix agreements with certain distributors and resellers permit them to exchange products under certain circumstances and permit returns from certain resellers subject to specific limitations. When appropriate, accruals are established for estimated returns and exchanges. In the case of nonrefundable minimum royalties from an OEM, reseller or other distributor, provided that no significant obligations of Asymetrix remain, Asymetrix recognizes revenue when it delivers its product to the OEM reseller or other distributor. Additional royalties are paid to the extent that the advances are exceeded and these additional royalties are recognized upon delivery of the products by the OEM reseller or other distributor to its customers. Asymetrix recognizes revenue associated with technical support agreements over the life of the contract.

     Asymetrix recognizes revenue under custom development contracts as services are provided for time and materials contracts or by using the percentage-of-completion method of accounting, based on the ratio of costs incurred to the total estimated project cost, for individual fixed-price contracts. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident.

(m)  Research and Development

     Research and development costs, which consist primarily of software development costs, are expensed as incurred. Financial accounting standards provide for the capitalization of certain software development costs after technological feasibility of the software is established. Under Asymetrix's current practice of developing new products and enhancements, the technological feasibility of the underlying software is not established until substantially all product development is complete, including the development of a working model. No such costs have been capitalized because the impact of capitalizing such costs would not be material.

(n)  Income Taxes

     Income taxes are computed using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date.

(o)  Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation (Statement 123). Asymetrix has adopted the disclosure-only provisions of Statement 123 and applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock-based compensation. Accordingly, Asymetrix's stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant. Recognition of stock-based compensation expense under Statement 123 requires the use of a fair value method to value stock options using option valuation models. Pro forma disclosure of net loss under Statement 123 is provided in Note 10 to the financial statements.

(p)  Advertising

     Advertising costs are expensed as incurred and are included in sales and marketing expenses. Advertising expense was $1,290,000, $1,312,000, and $652,000 during the years ended December 31, 1996, 1997, and 1998.

(q)  Net Loss Per Share

     Basic earnings per share is computed by dividing the sum of net loss plus accretion of redemption value of redeemable common stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the sum of net loss plus accretion of redemption value of redeemable common stock by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As Asymetrix had a net loss attributable to common stockholders in each of the periods presented, basic and diluted net loss per share is the same.

     Excluded from the computation of diluted earnings per share for the year ended December 31, 1998 are options to acquire approximately 3,990,190 shares of Common Stock with a weighted average share price of $5.05 because their effects would be anti-dilutive.

(r)  Comprehensive Loss

     Asymetrix has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Asymetrix has disclosed the comprehensive loss in the Consolidated Statements of Stockholders' Equity. Asymetrix's total comprehensive loss for the years ended December 31, 1996, 1997, and 1998 was $23,867,000, $13,882,000 and
     $5,275,000 respectively and consisted of net loss and foreign currency translation adjustments. There was no tax effect from the foreign currency translation adjustments.

(s)  Reclassifications

     Certain amounts in the 1996 and 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

(t)  New Accounting Pronouncements

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 establishes guidance on accounting for the costs incurred related to internal use software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Asymetrix anticipates the adoption of SOP 98-1 will not have a material impact on its consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement
     133). Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Statement 133 is effective for fiscal years beginning after June 15, 1999. Asymetrix does not expect the adoption of Statement 133 to have a material impact on its consolidated financial statements.

(2)  Inventories

     Inventories consist of the following:

                                           December 31,
                                        -----------------
                                         1997       1998
                                        ------     ------
                                         (In thousands)
     Raw materials.....................  $351      $ 247
     Finished goods....................   184        226
     Less obsolescence reserve.........   (51)      (103)
                                         ----       ----
                                         $484      $ 370
                                         ====      =====

(3)   Property and Equipment

Property and equipment consists of the following:

                                                             December 31,
                                                     -------------------------------
                                                          1997             1998
                                                     -------------    -------------
                                                           (In thousands)
  Leasehold improvements........................           $  251           $  393
  Equipment.....................................            6,055            6,681
  Furniture and fixtures........................              517              568
                                                    -------------    -------------
                                                            6,823            7,642
  Less accumulated depreciation.................            4,884            5,322
                                                    -------------    -------------
                                                           $1,939           $2,320
                                                    =============    =============


(4)  Goodwill and Other Intangible Assets

Goodwill and other intanbible assets consists of the following:

                                                         December 31,
                                                 --------------------------
                                                     1997            1998
                                                 ---------       ----------
                                                       (In thousands)

Goodwill.....................................    $ 8,309           $ 10,426
Other intangible assets......................      1,714              1,922
                                                 -------           --------
                                                  10,023             12,348
Less accumulated amortization................      1,382              2,431
                                                  ------            -------
                                                 $ 8,641           $  9,917
                                                 =======           ========

(5)  Notes Payable

Asymetrix maintained an unsecured $500,000 revolving line of credit facility with a bank. Interest was payable at the bank's stated rate plus 1.0%. Asymetrix had outstanding borrowings under the facility of $274,000 at December 31, 1997. The facility expired April 1, 1998 and all amounts outstanding were repaid.

Asymetrix was obligated under a note payable to a former stockholder of the Oakes Companies in the amount of $488,000. This note was paid in 1998.

(6)  Leases

Asymetrix leases office space under noncancelable operating leases. Future minimum lease payments under noncancelable operating leases with terms in excess of one year are as follows (in thousands):


Years ending December 31:


   1999............................     $1,613
   2000............................      1,363
   2001............................        464
   2002............................        159
   2003............................         60
                                     ---------
   Total minimum lease payments....     $3,659
                                     =========

Asymetrix has sublet a portion of its office space to related parties and offsets rent expense through sublease billings. No sublease billings are expected beyond 1998. Rent expense under operating leases, net of sublease billings, approximated $1,441,000, $1,275,000 and $1,989,000 during the years ended December 31, 1996, 1997, and 1998, respectively.

(7)    Income Taxes

Income (loss) before income taxes consists of the following:

                                              Year Ended December 31,
                                         1996           1997          1998
                                      ---------      ---------      --------
                                                   (In thousands)
U.S.................................  $(23,940)      $(13,686)      $(3,846)
Foreign.............................       139             30        (1,313)
                                      ---------      --------      --------
Total loss before income taxes......  $(23,801)      $(13,656)      $(5,159)


     Asymetrix has recorded no provision for income taxes due to operating losses incurred. Asymetrix's effective tax rate differs from the U.S. federal statutory rate of 34% as follows:

                                                                     Year Ended December 31,
                                                              ------------------------------------
                                                                 1996         1997        1998
                                                              ----------    ---------   ----------
                                                                          (In thousands)
Income tax expense (benefit) at statutory rate of 34%.....      $(8,092)     $(4,643)     $(1,754)
Losses producing no current tax benefit...................        8,019        3,151        1,438
Acquired in-process research and development..............            -        1,382            -
Other, net................................................           73          110          316
                                                              ----------    ---------   ----------
         Total provision for income taxes.................      $     -      $     -      $     -
                                                              ==========    =========   ==========


     As of December 31, 1998, Asymetrix had federal net operating loss (NOL) carryforwards and research and development (R&D) tax credit carryforwards whose expiration approximated the following:

                                                                    NOL          R&D
                                                                 ---------     -------
                                                                     (In thousands)
     From 2000 through 2001...................................    $  2,392      $    -
     From 2002 through 2006 ..................................      26,561         928
     From 2007 through 2019...................................      99,793       1,981
                                                                 ---------     -------
                                                                  $128,746      $2,909
                                                                 =========     =======

     Asymetrix's ability to utilize NOL carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

     Deferred income tax assets consists of the following:

                                                                               December 31,
                                                                         -----------------------
                                                                            1997         1998
                                                                         ----------    ---------
                                                                              (In thousands)
     Deferred tax assets:
        Net operating loss carryforwards............................      $ 43,582      $43,774
        Research and development tax credit carryforwards............        2,558        2,909
        Provisions for credit and sales allowance...................           390          647
        Other provisions and expenses not currently deductible......           427          507
                                                                         ----------    ---------
                                                                            47,372       47,837
        Valuation allowance for deferred tax assets.................       (47,372)     (47,837)
                                                                         ----------    ---------
            Net deferred tax assets.................................      $      -      $     -
                                                                         ==========    =========

     For financial reporting purposes, the deferred tax assets valuation allowance has been established due to the uncertainty of realization of the deferred tax assets. The valuation allowance increased $7,637,000, $2,539,000 and $465,000 in 1996, 1997 and 1998, respectively.

(8)  Related-Party Transactions

     During 1996 and 1997, Asymetrix recognized interest income on a note receivable from the principal stockholder of $1,066,000 and $436,000 respectively. The note receivable was repaid in full in October 1997.

      In March 1998, Asymetrix entered into a Directed Engineering Agreement (the Engineering Agreement) with Vulcan Northwest, d/b/a APEX (APEX), an entity controlled by Asymetrix's principal stockholder pursuant to which Asymetrix has agreed to develop customized extensions of its Librarian product on a best efforts basis. The terms of the Engineering Agreement are similar to those of other custom development arrangements which Asymetrix has entered into with other third parties. Pursuant to the terms of the Engineering Agreement, Asymetrix will retain all intellectual property rights to these extensions. Revenue is recognized based upon the percentage of completion method. Asymetrix recognized $415,000 of revenue under the engineering agreement in 1998.

(9)   Acquisitions

      (a) Pooling of Interests Transactions:

          Meliora Systems, Inc. (Meliora)

          In July 1998, Asymetrix acquired Meliora Systems, Inc. ("Meliora"), an online learning software developer and provider of consulting services based in Rochester, New York. The acquisition of Meliora was accounted for using the pooling of interests method of accounting. Asymetrix issued 268,000 shares of Common Stock in connection with this acquisition. The accompanying consolidated financial statements have been restated for all periods presented to give effect to the combination.

          The summarized results of operations of the separate companies for the years ended December 31, 1996, and 1997 and the six months ended June 30, 1998 are as follows:

                                                   Year Ended December 31,
                                                 ---------------------------    Six Months Ended
                                                     1996            1997        June 30, 1998
                                                 -----------    ------------    ----------------
                                                                 (In thousands)
       Revenue:
       As previously reported............          $ 17,255        $ 24,064           $15,909
       Meliora...........................             1,226           1,641               661
                                                 ----------      ----------         ---------
       As restated.......................          $ 18,481        $ 25,705           $16,570
                                                 ==========      ==========         =========

       Net loss:
       As previously reported...........           $(23,555)       $(13,115)          $(2,444)
       Meliora..........................               (442)           (579)             (691)
                                                 ----------      ----------         ---------
       As restated......................           $(23,997)       $(13,694)          $(3,135)
                                                 ==========      ==========         =========

(b)   Purchase Transactions:

      Socha Computing, Inc. (Socha)

      In July 1997, Asymetrix acquired all the outstanding shares of common stock of Socha. The acquisition was recorded under the purchase method of accounting. The purchase price included $200,000 in cash and 200,000 shares of Series 4 Class B Stock (which converted to 150,000 shares of Common Stock) valued at $284,000. At the time of the acquisition, the operations of Socha consisted primarily of development of technology. At the date of the acquisition, the in-process research and development was evaluated as to its state of completion and it was determined that technological feasibility had not yet been established and that the technology had no alternative future uses. As a result, the aggregate purchase price of $484,000 has been allocated to acquired in-process research and development.

Aimtech Corporation (Aimtech)

In September 1997, Asymetrix acquired all the outstanding shares of common stock of Aimtech, a provider of computer based training (CBT) and web development products based in Nashua, New Hampshire. The Aimtech acquisition was recorded under the purchase method of accounting.

The purchase price consisted of 2,183,894 shares of Series 4 Class B Stock (which converted into 1,637,853 shares of Common Stock) valued at $3,101,000 and $154,000 of other acquisition costs. The purchase price has been allocated to assets acquired and liabilities assumed based on their fair value at the date of acquisitions as follows (in thousands):

Acquired in-process research and development..........................  $ 3,580
Purchased technology..................................................      350
Goodwill..............................................................    1,467
Net current liabilities...............................................   (2,243)
Property and equipment and other assets...............................      101
                                                                        $ 3,255
                                                                       ========

At the date of the acquisition, technological feasibility of the acquired in-process technology had not been established, and the technology had not alternative future uses. In connection with the acquisition of Aimtech, 441,705 shares of Series 4 Class B Stock (which converted into 331,246 shares of Common Stock) were placed in escrow to secure certain indemnification obligations of former stockholders of Aimtech. At December 31, 1998, the shares remained in escrow.

The Oakes Companies

In September 1997, Asymetrix acquired all of the outstanding shares of common stock of the Oakes Companies. The Oakes Companies consist of Oakes Interactive Incorporated, a multimedia training developer based in Needham, Massachusetts, Acorn Associates Incorporated, a consulting services organization, and Top Shelf Multimedia, Inc., a reseller of third-party multimedia titles. The acquisition of the Oakes Companies was recorded under the purchase method of accounting. The purchase price consisted of 1,512,500 shares of Series 5 Class B Stock (which converted into 1,134,371 shares of Common Stock) valued at $2,148,000 and $72,000 of other acquisition costs, and has been allocated to assets acquired and liabilities assumed based on their fair value at the date of acquisition as follows (in thousands):

Property and equipment and other assets............................... $   686
Goodwill..............................................................   2,809
Net current liabilities...............................................    (197)
Long-term obligations.................................................  (1,078)
                                                                      --------
                                                                       $ 2,220
                                                                      ========

Communications Strategies, Incorporated (CSI)

In December 1997, Asymetrix acquired all the outstanding shares of common stock of CSI. The purchase price consisted of 550,193 shares of Common Stock valued at $4,218,000, options to purchase 22,500 shares of Asymetrix's Common Stock at $7.67 per share, and acquisition costs of $10,000. The fair value of the options issued (determined using a Black-Scholes option valuation model with the following assumptions: expected life of four years, expected volatility of 60%, expected dividend yield of 0% and a risk-free interest rate of 6.0%) is $89,000. The acquisition of CSI has been recorded under the purchase method of accounting. Accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on their fair value at the date of acquisition as follows (in thousands):

Property and equipment and other assets................................  $1,233
Goodwill...............................................................   3,901
Current liabilities....................................................    (817)
                                                                        -------
                                                                         $4,317
                                                                        =======

At December 31, 1997, 191,489 shares of Common Stock issued in the acquisition were classified as Redeemable Common Stock due to certain rights of former CSI stockholders to require Asymetrix to repurchase these shares. Those rights expired in June 1998 and the shares were transferred to Common Stock.

Graham-Wright Interactive, Inc. (GWI)

In December 1997, Asymetrix acquired all the outstanding shares of common stock of GWI. The acquisition of GWI was accounted for under the purchase method of accounting. The purchase price consisted of 9,372 shares of common stock valued at $72,000, and has been allocated to assets acquired and liabilities assumed based on their fair value at the date of acquisition as follows (in thousands):

Property and equipment and other assets................................  $  52
Goodwill...............................................................    132
Current liabilities....................................................   (112)
                                                                         -----
                                                                          $ 72
                                                                         =====

Adams Consulting Group, Inc. (Adams)

In March 1998, Asymetrix acquired Adams by issuing 13,215 shares of Asymetrix's Common Stock. The acquisition of Adams was accounted for under the purchase method of accounting. The purchase price consisted of the Common Stock issued valued at $145,000, and has been allocated to assets acquired and liabilities assumed based on their fair value at the date of acquisition as follows (in thousands):

Goodwill..............................................................   $183
Current liabilities...................................................    (38)
                                                                        -----
                                                                         $145
                                                                        =====

Strategic Systems Associates, Inc.  (SSA)

In May 1998, Asymetrix acquired SSA, an Illinois-based provider of custom development and consulting services for the online learning market. The acquisition of SSA was accounted for using the purchase method of accounting. The purchase price consisted of 102,000 shares of Common Stock valued at $1,100,000. The purchase price has been allocated to assets acquired and liabilities assumed based on their fair value at the date of acquisition as follows (in thousands):

Property and equipment and other assets............................... $   400
Goodwill..............................................................   1,700
Net current liabilities...............................................  (1,000)
                                                                       -------
                                                                       $ 1,100
                                                                       =======

     (b)  Unaudited Pro Forma Financial Information

     The following table presents unaudited pro forma results of operations as if the acquisitions of Socha, Aimtech, Oakes, CSI, and GWI had occurred on January 1, 1996, and as if the acquisitions of Adams and SSA had occurred on January 1, 1997 (in thousands, except per share data):

                                                                Year Ended
                                                               December 31,
                                           ---------------------------------------------------
                                                 1996              1997               1998
                                           ---------------   ----------------   --------------
      Revenue..........................        $ 31,998          $ 39,919            $34,042
      Net loss.........................         (29,472)          (18,053)            (6,687)
      Net loss per share...............           (4.52)            (2.71)              (.63)

(10) Impairment of Assets and Restructurings

     (a)  Restructuring of European Operations

          In September 1996, Asymetrix adopted a plan to restructure its European operations. Asymetrix recognized a charge to income of $604,000, which included involuntary termination benefits for employee compensation and certain exit costs.

     (b)  Spin-Off of Client/Server Tools Division

          On October 7, 1996, Asymetrix transferred employees previously employed in Asymetrix's Client/Server Tools Division to a wholly-owned subsidiary Infomodelers, Inc. (Infomodelers), previously ASX Corporation, formed in August 1996. Asymetrix entered into two agreements with Infomodelers: (1) a Technology Transfer and License Agreement, whereby the Infomodelers and Conceptual Query technologies were transferred to Infomodelers in exchange for 3,500,000 shares of Infomodelers' common stock (all of the outstanding stock of ASX Corporation), a royalty of 8% on sales of Infomodelers' products and services based on this technology over the next five years; and a license for Asymetrix to use the technology in noncompeting products; and (2) an Asset Purchase and Loan Agreement, whereby Asymetrix sold Infomodelers all net assets (including patents and trademarks covering the technology) of the Client/Server Tools Division for $500,000. Additionally, Asymetrix loaned Infomodelers $1,000,000. Both the purchase price of the assets and the loan were reflected in a $1,500,000 promissory note from Infomodelers to Asymetrix. Asymetrix recorded a noncash restructuring expense of $500,000 related to a modification of Asymetrix stock option plan rights related to employees who transferred to Infomodelers. Asymetrix canceled the $1,5000,000 promissory note in exchange for 700,000 shares of Infomodelers preferred stock.

          On October 17, 1996, Asymetrix distributed, in the form of a dividend, 2,434,262 shares of Infomodelers common stock valued at $219,000 to its existing stockholders, and distributed 368,512 shares of Infomodelers common stock valued at $33,000 (in the form of compensation) to holders of vested options of Asymetrix's common stock.

          Subsequent to these transactions, and the sale of $700,000 shares of Infomodelers preferred stock by Infomodelers to a third party, Asymetrix owned approximately 28% of the outstanding voting stock of Infomodelers at December 31, 1996 and accounts for its investment in Infomodelers using the equity method of accounting.

          As a result of this spin-off, Asymetrix reviewed the technology remaining in the Client/Server Tools Division and development activities using the technology were abandoned. Therefore,

          Asymetrix recorded an impairment of $2,787,000 in 1996, to write-off previously capitalized amounts related to licenses for the technology. During the years ended December 31, 1996, 1997, and 1998, Asymetrix recognized equity in income (losses) of Infomodelers of ($112,000), ($634,000) and $2,169,000, respectively.

          In February 1998, Infomodelers sold substantially all of its assets to Visio Corporation, a publicly traded company, in exchange for Visio Corporation common stock. In connection with this transaction Asymetrix included in equity in earnings of Infomodelers approximately $2.2 million, which represents its share of the gain which Infomodelers realized on this transaction.

          In March 1998, Asymetrix sold to its principal stockholder Infomodelers shares with the aggregate book value of $2.4 million to Asymetrix's principal stockholder for cash of $2.4 million.

     (c)  Spin-Off of Internet Tools Division

          In June 1997, Asymetrix established a wholly owned subsidiary, SuperCede, Inc. (SuperCede), and transferred the assets and liabilities of its Internet Tools Division to SuperCede. In connection with the transfer, Asymetrix entered into an Asset Transfer, License and Stock Issuance Agreement under which these assets and liabilities, including technologies, were transferred to SuperCede in exchange for 3,500,000 shares of Supercede common stock and a license for Asymetrix to use the technology in noncompeting products specifically including Asymetrix's online enterprise learning products. In September 1997, Asymetrix exchanged its SuperCede common stock for an equivalent number of shares of SuperCede Series B preferred stock, and the license of SuperCede technology to Asymetrix was terminated. Also in September 1997, an additional investor controlled by Asymetrix's principal stockholder purchased 3,500,000 shares of SuperCede Series A preferred stock for $2.00 per share, reducing Asymetrix's investment in SuperCede to 50%. Each of the Series A and Series B preferred stock are convertible into one share of SuperCede common stock at the option of the holder and carry liquidation preferences of $2.00 per share plus any declared but unpaid dividends. The liquidation preference on SuperCede Series A preferred stock is senior to that of the SuperCede Series B preferred stock.

          On the date Aysmetrix exchanged its SuperCede common stock for SuperCede common stock for SuperCede Series B preferred stock and SuperCede sold Series A preferred stock to Asymetrix's principal stockholder, SuperCede had net liabilities of $1,357,000. Asymetrix treated the transaction as a sale of stock by its subsidiary. Because SuperCede's Series A preferred stockholder has rights, preferences and privileges superior to those of Asymetrix's Series B preferred stock, Asymetrix's share of SuperCede's net assets is $0 and, therefore, Asymetrix increased the carrying amount of its investment in SuperCede to $0. The increase in the carrying amount of Asymetrix's investment in SuperCede was reflected as an increase of $1,402,000 to additional paid-in capital. Asymetrix accounts for its investment in SuperCede using the equity method of accounting. Additionally, Asymetrix will record no equity in earnings in SuperCede until the net assets of SuperCede exceed the then liquidation preference on the Series A preferred stock.

          All of the assets of SuperCede were subsequently acquired by Instantiations, Inc. in January of 1999, and SuperCede was dissolved. Because the total consideration received in the transaction was less than the liquidation preference of the Series A Preferred Stock, Asymetrix received no portion of that consideration and believes that it will receive no future value from its SuperCede interest.

(11) Stockholder's Equity

     (a)  Class B Stock

          At December 31, 1997 and 1998, Class B Stock consisted of the following shares:

                                                               Issued and Outstanding
                              -------------------    -----------------------------------------
                                Designated Shares            1997                   1998
                              -------------------    -------------------    ------------------
Series 1..................             50,000                 37,500                  -
Series A .................            388,395                388,395                  -
Series B .................            388,395                      -                  -
Series 4 .................          2,500,000              2,383,894                  -
Series 5 .................          1,512,500              1,512,500                  -
Undesignated..............            160,710                      -                  -
                              -------------------    -------------------    ------------------
                                    5,000,000              4,322,289                  -
                              ===================    ===================    ==================

(b)  Common Stock

     On June 12, 1998, Asymetrix completed its Initial Public Offering (IPO) and issued 3,000,000 shares of its Common Stock at an initial public offering price of $11.00 per share plus an additional 25,000 shares pursuant to the exercise of the underwriters'
          over-allotment option. The net proceeds to Asymetrix after deducting underwriting discounts and offering expenses incurred by Asymetrix were approximately $29.3 million. Concurrent with the IPO, each outstanding share of Asymetrix's Class B Stock was automatically converted into approximately 0.75 shares of Common Stock.

     (c)  Stock Option Plan

          Asymetrix has adopted stock option plans (the Plans) that provide for the issuance of nonqualified and incentive stock options to officers, employees, consultants, and directors to acquire 5,962,500 shares of Common Stock. The Board of Directors determines the terms and conditions of options granted under the Plans, including the exercise price. The exercise price for incentive stock options shall not be less than the fair market value at the date of grant, and the options expire ten years from the date of grant. Options granted on the inception date of the initial plan in 1995 vest ratably each month over four years. Subsequent Option grants generally vest at 25% after the first year and ratably each month for the next three years. When options are issued at less than fair market value, compensation expense is recorded. All canceled options revert back to the option pool.

          Asymetrix has elected to follow APB 25 and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting allowed by Statement 123. APB 25 provides that compensation expense relative to Asymetrix's employee stock options is measured based on the intrinsic value of the stock option. Statement 123 requires companies that continue to follow APB 25 to provide a pro forma disclosure of the impact of applying the fair value method of Statement 123.

          Under APB 25, because the exercise price of Asymetrix's employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized except $736,000 of deferred stock compensation expense recorded in 1998. Had stock compensation expense for Asymetrix's stock option plan been determined based on the fair value methodology under Statement 123, the Company's net loss would have increased to these pro forma amounts:

                                                     Year Ended December 31,
                                         ---------------------------------------------
                                              1996            1997             1998
                                         ---------------------------------------------
                                                        (In thousands)
          Net loss:
            As reported                    $(23,997)       $(13,694)         $(5,159)
            Pro forma                       (24,368)        (14,195)         $(6,594)
          Basic and diluted net
           loss per share:
            As reported                    $  (3.90)       $  (2.17)         $  (.62)
            Pro forma                      $  (3.95)       $  (2.25)         $  (.75)

     Prior to the Initial Public Offering (IPO), the fair value for the options was estimated at the date of grant using the minimum value method that takes into account (1) the stock price at the grant date, (2) the exercise price, (3) a five-year expected life of the options, (4) no dividends, and
     (5) a risk-free interest rate of 6.5% during 1996 and 6.0% during 1997 and 1998. After the IPO, the fair value for the options granted was estimated using the Black-Scholes option pricing model using the above assumptions and a volatility of 84%. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on pro forma income or loss for future years because the amounts above include only the amortization for the fair value of the 1996, 1997, and 1998 grants.

     The weighted-average fair value of stock options granted in 1996, 1997, and 1998 was $0.64, $1.57, and $3.25, respectively.

     A summary of Asymetrix's stock option activity is as follows:

                                                                                               Outstanding Options
                                                                                   -------------------------------------------
                                                             Shares available        Number of shares       Weighted average
                                                                 for grant                                    exercise price
                                                           -------------------     -------------------     -------------------
     Balances at December 31, 1995                                  1,376,849               2,893,568                   $1.55
            Options granted                                          (750,434)                750,434                    2.37
            Options exercised                                               -                 (54,542)                   1.55
            Options canceled                                          482,603                (482,603)                   1.55
                                                           -------------------     -------------------
     Balances at December 31, 1996                                  1,109,018               3,106,857                    1.75
            Options granted                                        (1,380,823)              1,380,823                    6.23
            Options exercised                                               -                (341,757)                   1.55
            Options canceled in cashless exercises                          -                 (40,089)                   1.55
            Options canceled                                          715,999                (715,999)                   2.33
                                                           -------------------     -------------------
     Balances at December 31, 1997                                    444,194               3,389,835                    3.46
            Increase in shares available for grant                  1,687,500                       -                       -
            Options granted                                        (1,597,579)              1,597,579                    7.86
            Options exercised                                               -                (484,953)                   1.62
            Options canceled                                          512,271                (512,271)                   6.49
                                                           -------------------     -------------------
     Balances at December 31, 1998                                  1,046,386               3,990,190                    5.05
                                                           ===================     ===================

     The following table summarizes information concerning currently outstanding and exercisable options at December 31, 1998:

                                                   Weighted-average     Weighted-average                      Weighted-average
              Range of             Number             remaining             exercise          Number           exercise prices
           Exercise Prices       Outstanding       contractual life          price          exercisable            prices
     ---------------------------------------------------------------------------------------------------------------------------
           $1.55 - $ 3.75         1,806,165           7.24 years            $ 1.98          1,239,588            $ 1.55
            5.19 -   6.38         1,003,502           8.66 years              5.97            393,351              6.00
            7.67 -   8.94           769,643           9.21 years              8.12            136,847              7.67
           10.00  - 11.00           410,880           9.40 years             10.54              5,000             11.00
                                -----------                                                ----------
            1.55  - 11.00         3,990,190           8.20 years              5.05          1,774,786              3.03
                                ===========                                                ==========

(12) Benefit Plans

     Asymetrix has a Retirement Savings Plan to provide for voluntary salary deferral contributions on a pretax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. To date, Asymetrix has made no contributions.

(13) Litigation

     In 1996, a complaint seeking unspecified damages was filed against Asymetrix alleging that Asymetrix's ToolBook and Multimedia ToolBook products infringe a patent. Asymetrix has received an opinion from counsel that the products do not infringe this patent and that the patent is invalid. The action is still in the discovery stage. Although Asymetrix does not believe that the resolution of this litigation will have a material impact on its financial position and results of operations, it is reasonably possible that the outcome will result in a loss to Asymetrix. Asymetrix's best estimate of the range of loss is insignificant. Asymetrix intends to vigorously defend this action.

(14) Segment Information

     Asymetrix has adopted the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within Asymetrix for making operating decisions and assessing financial performance.

     Asymetrix's chief operating decision-maker is considered to be Asymetrix's Chief Executive Officer (CEO). The CEO reviews financial information on a consolidated basis with disaggregated information about revenues by product categories and geographic region for purposes of making operating decisions and assessing financial performance. The product categories reviewed by the CEO are on-line learning products and other products. These categories are identical to those in the accompanying consolidated statements of operations. The consolidated financial information reviewed by the CEO does not include information regarding profitability of Asymetrix's different products or services. Therefore, Asymetrix operates in a single operating segment, on-line learning.

     Revenue and long-lived asset information regarding operations in the United States and International primarily Europe is as follows (in thousands):

                                                                                  Year Ended
                                                                                 December 31,
                                                    ---------------------------------------------------------------------
                                                            1996                     1997                     1998
                                                    -------------------      -------------------      -------------------
Revenue:
      Domestic                                                  $12,937                  $18,809                 $ 29,527
      International - primarily Europe                            5,544                    6,896                    3,825
                                                    -------------------      -------------------      -------------------
                                                                $18,481                  $25,705                  $33,352
                                                    -------------------      -------------------      -------------------

                                                                                             December 31,
                                                                             --------------------------------------------
                                                                                     1997                     1998
                                                                             -------------------      -------------------
Long-lived assets:
       Domestic operations                                                               $10,082                  $11,695
       International operations - primarily Europe                                            46                       74
                                                                             -------------------      -------------------
                                                                                         $10,128                  $11,769
                                                                             ===================      ===================

     No single customer accounted for greater than 10% of total revenues in any period presented.

(15) Unaudited Quarterly Financial Information

                                                  For the Quarter Ended
                             March 31,         June 30,          Sept. 30,         Dec. 31,
                               1997              1997              1997              1997
-------------------------------------------------------------------------------------------
Total revenues               $ 5,388           $ 5,778           $ 6,379           $ 8,160
Gross margin                   4,239             4,423             4,482             5,191
Operating loss                (2,642)           (2,108)           (6,638)           (2,078)
Net loss                      (2,579)           (2,160)           (6,704)           (2,251)
Net loss per share, basic
 and diluted                    (.42)             (.35)            (1.07)             (.35)

                                                  For the Quarter Ended
                             March 31,         June 30,          Sept. 30,         Dec. 31,
                               1998              1998              1998              1998
-------------------------------------------------------------------------------------------
Total revenues               $ 8,198           $ 8,372           $ 9,129           $ 7,653
Gross margin                   4,848             4,675             5,408             4,004
Operating loss                (1,861)           (2,070)           (1,284)           (2,704)
Net loss                        (476)           (2,659)           (1,003)           (2,391)
Net loss per share, basic
 and diluted                    (.07)             (.32)             (.07)             (.17)

                          INDEPENDENT AUDITORS REPORT

The Board of Directors and Stockholders
Asymetrix Learning Systems, Inc.:

Under date of February 1, 1999, we reported on the consolidated balance sheets of Asymetrix Learning Systems, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in the 1998 Annual Report on Form 10-K of Asymetrix Learning Systems, Inc. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Seattle, Washington
February 1, 1999

               ASYMETRIX LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                (IN THOUSANDS)

                                               BALANCE
                                                 AT      CHARGED TO                 BALANCE
                                              BEGINNING  OTHER COSTS                AT END
                                               OF YEAR   AND EXPENSES  DEDUCTIONS   OF YEAR
                                              ---------  ------------  ----------   -------
Year ended December 31, 1998:
  Valuation accounts deducted
   from assets:
   Allowance for doubtful receivables
    and sales returns........................  $1,148     $1,564         $1,315      $1,397
   Reserve for inventory
    obsolescence.............................      51        135             83         103

Year ended December 31, 1997:
  Valuation accounts deducted
   from assets:
   Allowance for doubtful receivables
    and sales returns........................  $3,346     $1,121         $3,319      $1,148
   Reserve for inventory
    obsolescence.............................     385        357            691          51

Year ended December 31, 1996:
  Valuation accounts deducted
   from assets:
   Allowance for doubtful receivables
    and sales returns........................  $2,951     $2,890         $2,495      $3,346
   Reserve for inventory
    obsolescence.............................     541        556            712         385

                                      57

                                 EXHIBIT INDEX

Exhibit
Number    Exhibit Title
-------   -------------

2.01 Agreement and Plan of Reorganization dated May 22, 1998 by and between the Company and Strategic Systems Associates, Inc.*

2.02 Agreement and Plan of Reorganization dated June 22, 1998 by and between the Company and Meliora Systems, Inc.*

2.03 Amended and Restated Agreement and Plan of Reorganization, dated as of June 24, 1997, by and among Asymetrix, ASX Merger Corporation and Aimtech Corporation.**

2.04 Agreement and Plan of Reorganization, dated as of September 30, 1997, by and among Asymetrix, Oakes Acquisition Corp., TopShelf Acquisition Corp., Acorn Acquisition Corp., Oakes Interactive Incorporated, TopShelf Multimedia, Inc., Acorn Associates, Incorporated and Gordon Oakes and Kevin Oakes.**

2.05 Agreement and Plan of Reorganization, dated as of December 22, 1997, by and among Asymetrix, Asymetrix Acquisition Corp., Communication Strategies, Incorporated, and Cynthia Boyd and James Boyd.**

3.01      Amended and Restated Certificate of Incorporation of Asymetrix.**

3.02      Bylaws of Asymetrix.**

4.01 Registration Rights Agreement dated as of May 22, 1998, among Asymetrix, Gary Johnson, Richard M. Johnson and Mike Spingola.

4.02 Registration Rights Agreement dated as of July 1, 1998, among Asymetrix, Gordon Rogers and Veda Storey.

4.03 Restated and Amended Investors' Rights Agreement, dated as of December 20, 1996, between Asymetrix and the persons and entities listed therein.**

4.04      Form of Specimen Stock Certificate for Asymetrix's Common Stock.**

4.05 Registration Rights Agreement dated, as of September 11, 1997, between Asymetrix and persons and entities listed therein.**

4.06 Registration Rights Agreement dated as of September 30, 1997, among Asymetrix, Gordon Oakes, Kevin Oakes and Doug Foster.**

4.07 Registration Rights Agreement, dated as of December 22, 1997, among Asymetrix, Cynthia Boyd and James Boyd.**

10.01 Employment Agreement dated as of July 1, 1998, between Asymetrix and Gordon Rogers.

10.02 Services Agreement, dated as of July 27, 1998, between Asymetrix and Vulcan Northwest, Inc.

10.03 Eighth Amendment to Lease, dated as of October 16, 1998, by and between Asymetrix and 110 Atrium Place Associates, LLC.

10.04 Form of Indemnification Agreement entered into by Asymetrix with each of its directors and executive officers.**

10.05 Asymetrix's 1995 Combined Incentive and Nonqualified Stock Option Plan and related documents.**

10.06     Asymetrix's 1998 Directors Stock Option Plan and related documents.**

10.07     Asymetrix's 1998 Equity Incentive Plan and related documents.**

10.08 Sublease dated as of October 30, 1995, between Asymetrix and Vulcan Northwest Inc.**

10.09 Series B Preferred Stock Exchange Agreement, dated as of September 30, 1997, between Asymetrix and SuperCede.**

10.10 Asset Transfer, License and Stock Issuance Agreement, dated as of June 24, 1997, between Asymetrix and SuperCede, Inc.**

10.11     Sublease, dated as of June 24, 1997, between Asymetrix and SuperCede,
          Inc.**

10.12 Promissory Note dated as of March 14, 1995, between Asymetrix and Paul Allen.**

10.13 Infomodelers Technology Transfer and License Agreement dated as of October 7, 1996, between Asymetrix and ASX Corporation, as amended January 14, 1998.**

10.14 Sublease dated as of October 7, 1995, between Asymetrix and ASX Corporation.**

10.15 Asset Purchase and Loan Agreement, dated as of October 7, 1996, between Asymetrix and ASX Corporation.**

10.16 Lease Agreement, dated as of May 24, 1991, by and between Asymetrix and Dean Witter Realty Income Partnership II, L.P. and amendments thereto.**

10.17 Employment Agreement dated as of September 30, 1997, between Asymetrix and Kevin Oakes.**

10.18 Stock Purchase and Sale Agreement dated as of March 27, 1998 between Asymetrix and Vulcan Ventures Inc.**

10.19 Directed Engineering Agreement, dated as of March 27, 1998, between Asymetrix and Vulcan Northwest, Inc.**

21.01     Subsidiaries of Asymetrix.

23.01     Consent of KPMG Peat Marwick LLP.

27.01     Financial Data Schedule

* These Exhibits are incorporated herein by reference to Asymetrix's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998

** These Exhibits are incorporated herein by reference to Asymetrix's Registration Statement on Form S-1 (Registration no. 333-49037), as amended