Form 10-Q
period 1999-03-31
ASYMETRIX LEARNING SYSTEMS INC
filed 1999-05-17
CIK 1052327

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)
       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

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

Yes    X    No
     -----      -----

The number of shares outstanding of the issuer's Common Stock, par value $0.01, as of March 31, 1999 was 13,990,906 shares.

                        ASYMETRIX LEARNING SYSTEMS, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION                                                                          PAGE
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998                  3

          Condensed Consolidated Statements of Operations for the three months ended
          March 31, 1999 and 1998                                                                           4

          Condensed Consolidated Statements of Cash Flows for the three months ended
          March 31, 1999 and 1998                                                                           5

          Notes to Condensed Consolidated Financial Statements                                              6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations             9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                       16

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                17

Item 2.   Changes in Securities and Use of Proceeds                                                        17

Item 3.   Defaults upon Senior Securities                                                                  17

Item 4.   Submission of Matters to a Vote of Securities Holders                                            17

Item 5.   Other Information                                                                                17

Item 6.   Exhibits and Reports on Form 8-K                                                                 17

SIGNATURES                                                                                                 18

EXHIBIT INDEX                                                                                              19

                        ASYMETRIX LEARNING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               March 31,    December 31,
                                                                 1999           1998
                                                               ---------    ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                    $  18,852      $  21,713
  Accounts receivable, net of allowance for returns and
    doubtful accounts of $906 and $1,397                           7,986          7,917
  Inventories                                                        360            370
  Prepaid royalties and licenses                                      49             66
  Receivables from related companies                                  49            193
  Other current assets                                               850            998
                                                               ---------      ---------
      Total current assets                                        28,146         31,257
Property and equipment, net                                        2,560          2,320
Goodwill and other intangible assets, net                          9,827          9,917
Other assets                                                         128            128
                                                               ---------      ---------
      Total assets                                             $  40,661      $  43,622
                                                               ---------      ---------
                                                               ---------      ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $   1,474      $   1,494
  Accrued liabilities                                              1,952          1,637
  Deferred revenue                                                   728          1,401
  Other current liabilities                                        1,560          1,812
                                                               ---------      ---------
      Total current liabilities                                    5,714          6,344
Other noncurrent liabilities                                         244            268
                                                               ---------      ---------
      Total liabilities                                            5,958          6,612
                                                               ---------      ---------

Stockholders' equity:
  Common stock                                                       141            140
  Additional paid-in capital                                     203,349        203,249
  Accumulated deficit                                           (167,928)      (165,522)
  Deferred stock compensation                                       (534)          (580)
  Accumulated other comprehensive loss                              (325)          (277)
                                                               ---------      ---------
      Total stockholders' equity                                  34,703         37,010
                                                               ---------      ---------
      Total liabilities and stockholders' equity               $  40,661      $  43,622
                                                               ---------      ---------
                                                               ---------      ---------

    See the accompanying notes to Condensed Consolidated Financial Statements

                        ASYMETRIX LEARNING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  Three Months Ended
                                                                       March 31,
                                                                  1999         1998
                                                                 -------      -------
Revenue:
Product revenue:
  Online learning products                                       $ 2,736      $ 2,306
  Other products                                                     418        1,540
                                                                 -------      -------
    Total product revenue                                          3,154        3,845
Services revenue                                                   4,306        4,353
                                                                 -------      -------
    Total revenue                                                  7,460        8,198
                                                                 -------      -------
Cost of revenue:
Product revenue:
  Online learning products                                           178          209
  Other products                                                     136          289
                                                                 -------      -------
    Total cost of product revenue                                    314          498
Services revenue                                                   3,277        2,852
                                                                 -------      -------
    Total cost of revenue                                          3,591        3,350
                                                                 -------      -------

Gross margin                                                       3,870        4,848
                                                                 -------      -------
Operating expenses:
  Research and development                                         1,513        1,519
  Sales and marketing                                              3,526        3,505
  General and administrative                                       1,256        1,500
  Amortization of goodwill                                           219          185
                                                                 -------      -------
    Total operating expenses                                       6,515        6,709
                                                                 -------      -------
Loss from operations                                              (2,645)      (1,861)
Other income(expense), net                                           240        2,151
                                                                 -------      -------
Net income (loss)                                                 (2,406)         290
Accretion of redemption value of redeemable common stock               -         (766)
                                                                 -------      -------
Net loss attributable to common stockholders                     $(2,406)     $  (476)
                                                                 -------      -------
                                                                 -------      -------

Net loss per share, basic and diluted                            $  (.17)     $  (.07)
                                                                 -------      -------
                                                                 -------      -------
Weighted average common shares outstanding, basic and diluted     13,967        6,925
                                                                 -------      -------
                                                                 -------      -------


      See accompanying notes to Condensed Consolidated Financial Statements

                        ASYMETRIX LEARNING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       Three Months Ended
                                                                            March 31,
                                                                      --------------------
                                                                       1999          1998
                                                                      -------      -------
Cash flows from operating activities:
  Net income (loss)                                                   $(2,406)     $   290
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                         540          404
    Write-off property and equipment                                        -            8
    Stock compensation expense                                             46          135
    Equity in (income) losses from Infomodelers, Inc.                       -       (2,169)
    Changes in assets and liabilities:
      Accounts receivable                                                 (69)       1,375
      Inventories                                                          10           59
      Prepaid royalties and licenses                                       17          (39)
      Receivables from related companies                                  144          (15)
      Other current assets                                                148         (399)
      Accounts payable                                                    (20)        (577)
      Accrued liabilities                                                 316          341
      Deferred revenue                                                   (673)        (697)
      Other current liabilities                                          (252)        (859)
                                                                      -------      -------
        Net cash used in operating activities                          (2,198)      (2,143)
                                                                      -------      -------

Cash flows from investing activities:
  Purchase of property and equipment                                     (691)         (93)
  Disposal of investment in Infomodelers, Inc.                              -        2,373
                                                                      -------      -------
        Net cash (used in)/provided by investing activities              (691)       2,280
                                                                      -------      -------
Cash flows from financing activities:
  Proceeds from (repayment) of notes payable                              (24)          25
  Proceeds from exercise of stock options                                 100           74
                                                                      -------      -------
        Net cash provided by financing activities                          76           99
                                                                      -------      -------
  Effect of foreign exchange rate changes                                 (49)          85
                                                                      -------      -------
        Net increase(decrease) in cash and cash equivalents            (2,861)         321
Cash and cash equivalents at beginning of period                       21,713        2,541
                                                                      -------      -------
Cash and cash equivalents at end of period                            $18,852      $ 2,862
                                                                      -------      -------
                                                                      -------      -------


      See accompanying notes to Condensed Consolidated Financial Statements

                        ASYMETRIX LEARNING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited condensed consolidated financial statements of Asymetrix Learning Systems, Inc. ("Asymetrix") include the accounts of Asymetrix and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. These statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. These condensed consolidated financial statements and notes should be read in conjunction with Asymetrix's audited consolidated financial statements included in Asymetrix's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the full fiscal year. Factors that may affect such operating results, include, but are not limited to, those discussed in "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS".

INVENTORIES

     Inventories consist of the following (in thousands):

                                    MARCH 31,         DECEMBER 31,
                                      1999                1998
                                    ---------         ------------
Raw materials                        $ 232               $ 247
Finished goods                         234                 226
Less obsolescence reserve             (106)               (103)
                                    ------               -----
                                     $ 360               $ 370
                                    ------               -----
                                    ------               -----

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

     Excluded from the computation of diluted earnings per share are options to acquire approximately 4,302,927 shares of Common Stock with a weighted average exercise price of $4.97 for the three months ended March 31, 1999 and options to acquire approximately 3,576,966 shares of Common Stock with a weighted average exercise price of $3.91 for the three months ended March 31, 1998 because their effects would be anti-dilutive.

REVENUE RECOGNITION

     Asymetrix recognizes revenue in accordance with Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION ("SOP 97-2"), which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

     Revenue from sales of software products to end-users, resellers, and distributors is recognized when the products are delivered provided all the requirements of SOP 97-2 have been met. Asymetrix's agreements with certain distributors and resellers permit them to exchange products under certain circumstances and permit returns from certain resellers subject to specific limitations. When appropriate, accruals are established for estimated returns and exchanges. In the case of nonrefundable minimum royalties from an OEM, reseller or other distributor, provided that no significant obligations of Asymetrix remain, Asymetrix recognizes revenue when it delivers its product to the OEM reseller or other distributor. Additional royalties are paid to the extent that the advances are exceeded and these additional royalties are recognized upon delivery of the products by the OEM reseller or other distributor to its customers. Asymetrix recognizes revenue associated with technical support agreements over the life of the contract.

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

     In December 1998, the AICPA issued Statement of Position 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS ("SOP 98-9") which amends certain elements of SOP 97-2 and is effective for fiscal years beginning after March 15, 1999. Asymetrix believes that the adoption of SOP 98-9 will not have a material effect on results of operations or financial position.

COMPREHENSIVE INCOME

     Asymetrix has adopted the provisions of Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("Statement 130"). Statement 130 establishes revenues for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The following table sets forth the components of comprehensive income(loss) for the periods presented below:

                                                     THREE MONTHS ENDED
                                                          MARCH 31
                                                     -------------------
                                                      1999        1998
                                                     -------     -------
                                                        (IN THOUSANDS)
Net income (loss)                                    $(2,406)       $290
Foreign currency translation adjustment                  (48)         86
                                                     -------     -------
Total comprehensive income (loss)                    $(2,454)       $376
                                                     -------     -------
                                                     -------     -------

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position No. 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"). SOP 98-1 established guidance on accounting for the costs incurred related to internal used software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Asymetrix adopted SOP 98-1 effective January 1, 1999. Adoption of SOP 98-1 did not have a material impact on the consolidated financial statements.

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

SEGMENT INFORMATION

     Asymetrix has adopted the provisions of Statement of Financial Accounting Standards, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"). SFAS No. 131 establishes standards for the reporting by public business enterprises about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within Asymetrix for making operating decisions and assessing financial performance.

     Asymetrix's chief operating decision-maker is considered to be Asymetrix's Chief Executive Officer ("CEO"). The CEO reviews financial information on a consolidated basis with disaggregated information about revenues by product categories and geographic region for purposes of making operating decisions and assessing financial performance. The product categories reviewed by the CEO are on-line learning products and other products. These categories are identical to those in the accompanying condensed consolidated statements of operations. The consolidated financial information reviewed by the CEO does not include information regarding profitability of Asymetrix's different products or services. Therefore, Asymetrix operates in a single operating segment, on-line learning.

     Revenue and long-lived asset information regarding operations in the United States and International - primarily Europe is as follows (in thousands):

                                                       FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                     -----------------------
                                                       1999           1998
                                                     -------         -------
Revenue:
  Domestic                                           $ 5,904         $ 6,977
  International - primarily Europe                     1,557           1,221
                                                     -------         -------
                                                     $ 7,460         $ 8,198
                                                     -------         -------
                                                     -------         -------

                                                            MARCH 31
                                                     -----------------------
                                                       1999           1998
                                                     -------         -------
Long-lived assets:
  Domestic operations                                $12,305         $10,262
  International operations - primarily Europe             82              49
                                                     -------         -------
                                                     $12,387         $10,311
                                                     -------         -------
                                                     -------         -------

     No single customer accounted for greater than 10% of total revenues in any period presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ASYMETRIX SHOULD BE READ IN CONJUNCTION WITH ASYMETRIX'S CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ASYMETRIX'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS."

OVERVIEW

         Asymetrix's comprehensive learning solution consists of an open, standards-based, Internet-centric technology platform as well as a variety of professional learning services for the online learning market. Asymetrix's technology platform includes authoring products which enable customers to create online learning applications and learning management systems which enable customers to deploy and manage such applications, automate instructor-led training, logistics and tracking of individual and group competencies. Asymetrix's professional services include a wide range of consulting, integration and custom development services focused on the online learning market as well as training and customer support.

         From September 1997 through June 1998, Asymetrix acquired eight companies and issued an aggregate of 3,457,504 shares of common stock. All of these acquisitions were accounted for using the purchase method of accounting. Accordingly, Asymetrix's historical consolidated financial statements do not include results of operations, financial position or cash flows of these entities prior to their respective dates of acquisition. In addition, as a result of certain acquisitions, Asymetrix has incurred charges relating to the cost of acquired in-process research and development of approximately $4.1 million for 1997 and, in connection with all of its acquisitions from July 1997 through September 1998, has recorded an aggregate of approximately $10.2 million in goodwill, of which approximately $1.5 million will be amortized on a straight-line basis over a five-year life and approximately $8.7 million will be amortized over a fifteen-year life. If Asymetrix were to incur additional charges for acquired in-process research and development and amortization of goodwill with respect to any future acquisitions, Asymetrix's business, operating results and financial condition could be materially and adversely affected. In July 1998, Asymetrix acquired Meliora Systems Inc. ("Meliora"), an online learning product and consulting company, which has been accounted for under the pooling of interests method. Asymetrix issued 268,000 shares of common stock in exchange for all outstanding shares of Meliora. The consolidated financial statements of Asymetrix have been restated to give effect to the combination as if the companies had been combined since their inception.

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

         In July 1997, Asymetrix established SuperCede, Inc. ("SuperCede"), a subsidiary, and transferred the assets of its Internet Development Tools Division and SuperCede products to SuperCede. Following an investment by Vulcan Ventures, Inc. and certain related transactions, 50% of SuperCede was owned by Asymetrix. However, Asymetrix held Series B Preferred Stock which was subordinate to the Series A Preferred stock held by Vulcan Ventures. All of the assets of SuperCede were subsequently acquired by Instantiations, Inc. in January 1999 and SuperCede was dissolved. Because the total consideration received in the transaction was less than the liquidation preference of the Series A Preferred Stock, Asymetrix received no portion of that consideration and believes that it will receive no future value from its SuperCede interest. Asymetrix's historical financial statements do not consolidate the results of operations, financial position or cash flows of Infomodelers subsequent to October 1996 or of SuperCede subsequent to September 1997.

         Asymetrix incurred net losses of $13.7 million in 1997 and $5.2 million in 1998 and a net loss of $2.4 million in the three months ended March 31, 1999, and has yet to achieve operating income or net income under its online learning business model. Asymetrix's limited operating history under this business model, and the emerging nature of the market for online enterprise learning among other factors, make prediction of Asymetrix's future operating results difficult. Although Asymetrix has experienced revenue growth in certain recent periods there can be no assurance that such growth rates are sustainable or indicative of actual growth rates that Asymetrix may experience and, therefore, they should not be considered indicative of future operating results. In addition, Asymetrix intends to continue to invest in various aspects of its online learning business. As a result, Asymetrix expects to continue to incur operating losses at least through 1999. There can be no assurance that Asymetrix will achieve profitability or, if profitability is achieved, that it will be sustained.

RESULTS OF OPERATIONS

         The following table presents Asymetrix's results of operations as a percentage of total revenue for the periods indicated.

                                                      Three Months
                                                     Ended March 31,
                                            ---------------------------------
                                                1999                1998
                                            -------------       -------------
                                                 %                   %
                                            -------------       -------------
Revenue:
 Product revenue:
   Online learning products                          36.7                28.1
   Other products                                     5.6                18.8
                                            -------------       -------------
        Total product revenue                        42.3                46.9
 Services revenue                                    57.7                53.1
                                            -------------       -------------
        Total revenue                                 100                 100

Cost of revenue:
 Product revenue:
   Online learning products                           2.4                 2.5
   Other products                                     1.8                 3.6
                                            -------------       -------------
        Total cost of product revenue                 4.2                 6.1
 Services revenue                                    43.9                34.8
                                            -------------       -------------
        Total cost of revenue                        48.1                40.9
                                            -------------       -------------

Gross margin                                         51.9                51.9

Operating expenses:
 Research and development                            20.3                18.5
 Sales and marketing                                 47.3                42.8
 General and administrative                          16.8                18.3
 Amortization of goodwill                             2.9                 2.3
                                            -------------       -------------
        Total operating expenses                     87.3                81.8
                                            -------------       -------------
Loss from operations                                (35.5)              (22.7)
Other income(loss), net                               3.2                26.2
                                            -------------       -------------
Net loss                                            (32.2)                3.5
                                            -------------       -------------
                                            -------------       -------------

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         REVENUE.   Total revenue decreased 9% from $8.2 million in the three
months ended March 31, 1998 to $7.5 million in the three months ended March 31, 1999.

         Online learning product revenue increased 19% from $2.3 million in the three months ended March 31, 1998 to $2.7 million in the three months ended March 31, 1999. The increase in online learning product revenue was due primarily to increased demand for Asymetrix's online learning products as a result of Asymetrix's focus on the online learning market. Other product revenue decreased 73% from $1.5 million in the three months ended March 31, 1998 to $418,000 in the three months ended March 31, 1999. Other product revenue consists of revenue from Asymetrix's products which are not targeted at the online learning market. Total product revenue decreased 18% from $3.8 million in the three months ended March 31, 1998 to $3.2 million in the three months ended March 31, 1999, reflecting the decrease in other product revenue. As a result of Asymetrix's strategy to focus on the online learning market, Asymetrix anticipates that future growth in product sales, if any, will be attributable to its online learning products and that its other product revenue will continue to decrease in the future.

         Services revenue was $4.4 million in the three months ended March 31, 1998 and $4.3 million in the three months ended March 31, 1999.

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

         Total cost of revenue increased 7.2% from $3.4 million in the three months ended March 31, 1998 to $3.6 million in the three months ended March 31, 1999, reflecting the increase of services revenue relative to product revenue as a percentage of total revenue.

         Cost of online learning products revenue decreased 14.8% from $209,000 in the three months ended March 31, 1998 to $178,000 in the three months ended March 31, 1999. The decrease was due primarily to lower per unit costs. Cost of other products revenue decreased 52.9% from $289,000 in the three months ended March 31, 1998 to $136,000 in the three months ended March 31, 1999. The decline was due to decreased sales of Asymetrix's other products. Total cost of product revenue decreased 36.9% from $498,000 in the three months ended March 31, 1998 to $314,000 in the three months ended March 31, 1999.

         Online learning products gross margin increased from 90.9% in the three months ended March 31, 1998 to 93.5% in the three months ended March 31, 1999. Other products gross margin decreased from 81.2% in the three months ended March 31, 1998 to 67.2% in the three months ended March 31, 1999. Total product gross margin increased from 87% in the three months ended March 31, 1998 to 90% in the three months ended March 31, 1999.

         Cost of services revenue increased 14.9% from $2.9 million in the three months ended March 31, 1998 to $3.3 million in the three months ended March 31, 1999. The increase was due primarily to increased personnel due to over capacity.

         Services gross margin decreased from 34.5% in the three months ended March 31, 1998 to 23.9% in the three months ended March 31, 1999. Asymetrix anticipates that cost of services revenue will increase in absolute dollars as it adds additional professional services personnel. To the extent services revenue increases relative to product sales revenue as a percentage of total revenue, overall gross margins would decline.

OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products and new product versions and consist primarily of salaries, depreciation of development equipment, supplies and overhead allocations. Research and development expenses were $1.5 million in the three months ended March 31, 1998 and the three months ended March 31, 1999. Research and development expenses as a percentage of total revenue increased from 18.5% in the three months ended March 31, 1998 to 20.3% in the three months ended March 31, 1999. Asymetrix expects research and development expenses to increase in absolute dollars in the future.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of sales and marketing personnel costs, including sales commissions, travel, advertising, public relations, seminars, trade shows and other marketing literature and overhead allocations. Sales and marketing expenses were $3.5 million in the three months ended March 31, 1998 and the three months ended March 31,1999. Sales and marketing expenses as a percentage of total revenue increased from 42.8% in the three months ended March 31, 1998 to 47.3% in the three months ended March 31, 1999. Asymetrix expects that sales and marketing expenses will increase in absolute dollars in the future as Asymetrix continues to increase its sales and marketing efforts in the online learning market.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other personnel-related expenses for Asymetrix's administrative, executive and finance personnel as well as outside legal and audit costs. General and administrative expenses decreased 16.3% from $1.5 million for the three months ended March 31, 1998 to $1.3 million for the three months ended March 31, 1999. In the three months ended March 31, 1998 there was a $135,000 charge relating to the cashless exercise of stock options by employees of Asymetrix who transferred to Infomodelers. General and administrative expenses as a percentage of total revenue decreased from 18.3% to 16.8% in the three months ended March 31, 1999 compared to three months ended March 31, 1998. Asymetrix expects that general and administrative expenses will increase in absolute dollars in the future as Asymetrix incurs additional costs (including directors' and officers' liability insurance, investor relations programs and increased professional fees) related to being a public company.

AMORTIZATION OF GOODWILL

         Amortization of goodwill expense relates to the amortization of excess purchase price over net assets from acquired companies recorded under the purchase method of accounting. For the three months ended March 31, 1998, Asymetrix recognized $185,000 amortization of goodwill and for the three months ended March 31, 1999, recognized $219,000 amortization of goodwill.

OTHER INCOME (EXPENSE)

         Asymetrix recorded no other expense in the three months ended March 31, 1998 and 1999. Other interest income, net was $0 in the three months ended March 31, 1998 and $230,000 in the three months ended March 31, 1999. The increase was due to interest earned on Asymetrix's higher cash and cash equivalents balance as a result of its initial public offering. Equity in income (losses) from Infomodelers was $2.2 million in the three months ended March 31, 1998, representing Asymetrix's equity in the net income (losses) from Infomodelers in such periods, and $0 in the three months ended March 31, 1999. Equity in income (losses) from Infomodelers in 1998 resulted from the sale by Infomodelers of substantially all of its assets to Visio Corporation. Because Asymetrix sold substantially all of its interest in Infomodelers in March 1998, Asymetrix does not anticipate that it will record equity in income (losses) from Infomodelers in future periods.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, Asymetrix had cash and cash equivalents totaling $18.9 million, a decrease of $2.9 million from December 31, 1998. The decrease in cash and cash equivalents was due primarily to $2.2 million used in operating activities and $691,000 used in investing activities. At March 31, 1999, the principal source of liquidity for Asymetrix was $22.4 million in working capital.

         Asymetrix anticipates that its cash and cash equivalents will be sufficient to meet its working capital needs and capital expenditures for at least the next 12 months. Asymetrix's long-term liquidity will be affected by numerous factors, including acquisitions of businesses or technologies, demand for Asymetrix's online learning products and services, the extent to which such online learning products and services achieve market acceptance, the timing of and extent to which Asymetrix invests in new technology, the expenses of sales and marketing and new product development, the extent to which competitors are successful in developing their own products and services and increasing their own market share, the level and timing of revenues, and other factors. In addition, Asymetrix from time to time evaluates potential acquisitions of businesses, products or technologies that complement Asymetrix's business. To the extent that resources are insufficient to fund Asymetrix's activities, Asymetrix may need to raise additional funds. There can be no assurance that such additional funding, if needed, will be available on terms attractive to Asymetrix, or at all. If adequate funds are not available on acceptable terms, Asymetrix may be unable to expand its business, develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on Asymetrix's business, operating results and financial condition.

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

         Asymetrix has designed and tested the most current versions of its products to be year 2000 compliant. However, some of Asymetrix's customers may be using older versions of its products that are not year 2000 compliant. Asymetrix has been encouraging its customers to upgrade to current product versions, and Asymetrix has been required by certain customers to warrant that the current versions of its products and custom development applications are year 2000 compliant. Although Asymetrix believes the current versions of its products are year 2000 compliant, the current product versions may contain undetected errors or defects associated with year 2000 date functions. These undetected date functions may result in material costs to Asymetrix, as well as claims against Asymetrix for breach of its warranties of year 2000 compliance. Furthermore, although Asymetrix has not made any express representations or warranties with respect to year 2000 compliance of older versions of its products and has included clauses disclaiming any implied warranties and limiting its liability for product defects in the agreements under which those older versions were licensed to customers, Asymetrix may still face claims or litigation based on older versions of its products. Asymetrix is aware of a growing number of lawsuits against other software vendors related to year 2000 compliance, including lawsuits based on those companies charging their customers for new versions of their products that are year 2000 compliant rather than providing such versions for free. Because of the unprecedented nature of such litigation, Asymetrix is uncertain of the extent to which it may be affected. If Asymetrix is affected by such litigation, it could have a material adverse effect on Asymetrix's business, operating results and financial condition. Asymetrix is not currently a party to any such litigation.

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

         At this time Asymetrix has substantially completed its review of its most mission critical information technology systems including finance, order processing, customer service, project management, and sales management, and believes that those systems are substantially year 2000 compliant. Asymetrix is currently reviewing and addressing year 2000 issues in its second tier information technology systems, including its network servers, network software and widely used software applications. Asymetrix expects that it will substantially complete its year 2000 readiness preparations with respect to its second tier systems and network hardware and software systems by third quarter 1999. Asymetrix expects to continue implementation and testing of year 2000 compliance activities throughout calendar 1999. Asymetrix has no current plans to perform an assessment of imbedded technology outside of its information technology systems, and believes that the failure of any such imbedded technology to be year 2000 compliant will not have a material effect on Asymetrix's business. Asymetrix has no current plan to retain any outside consultants to assist in its year 2000 compliance activities.

         Asymetrix has not sent detailed questionnaires to vendors and service providers to certify year 2000 readiness, but Asymetrix has obtained or relied upon published assurances of year 2000 compliance in relation to purchases of new information technology systems and Asymetrix has conducted and is continuing to conduct its own internal year 2000 analysis. While Asymetrix has no plans to broadly survey its vendors and service providers for year 2000 compliance, Asymetrix does intend to obtain and review the year 2000 readiness statements of its significant vendors who are required to file proxy statements and annual and quarterly reports with the SEC in order to help determine their level of year 2000 compliance. Asymetrix does not rely on products and services provided by any single vendor in the conduct of its business, and believes that even if the ability of one of its suppliers to provide goods or services was negatively impacted by a year 2000 problem, alternative sources would be available to supply such goods and services on commercially reasonable terms.

         Asymetrix has not sent and does not currently plan to send questionnaires to its customers to independently verify its customers' level of year 2000 compliance. However, most of Asymetrix's significant customers are large business enterprises and government agencies which Asymetrix believes are devoting significant resources to ensuring their own internal year 2000 compliance. Most of Asymetrix's significant customers are also required to file proxy statements and annual and quarterly reports with the SEC disclosing their own year 2000 readiness, and Asymetrix intends to obtain and review such disclosure for its significant customers to help determine their level of year 2000 compliance. Moreover, Asymetrix has received and responded to a large number of detailed year 2000 questionnaires from its customers as a part of their own year 2000 compliance programs. Asymetrix believes that its customers' or potential customers' year 2000 compliance efforts have affected their purchasing patterns as these companies or agencies expend significant resources and focus personnel on ensuring their own internal year 2000 compliance. Devoting resources and personnel to year 2000 compliance may result in reduced funds available to purchase other products or services and may delay the implementation of new information technology systems such as those offered by Asymetrix, either of which could have a material adverse effect on Asymetrix's business, operating results and financial condition.

         Asymetrix estimates that the total cost of evaluating and addressing its year 2000 issues will be approximately $100,000. Asymetrix has spent $9,500 in the three months ending March 31, 1999 and to date, $47,500 in connection with evaluating and addressing year 2000 issues. Such expenditures represented 6% of Asymetrix's total information technology budget. All funds used for evaluating and addressing year 2000 issues are from Asymetrix's information technology budget and no additional budget dollars were allocated specifically to address year 2000 compliance. As a result, resources devoted to year 2000 compliance are not available for other information technology systems or projects.

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

         FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. Asymetrix's quarterly operating results have varied significantly in the past and are expected to fluctuate significantly in the future as a result of a variety of factors, many of which are outside Asymetrix's control. Factors that may adversely affect Asymetrix's quarterly operating results include the demand for technology-based training in general and demand for online enterprise learning solutions in particular; the size and timing of product orders and the timing and execution of professional services engagements; the mix of revenue from products and services; the mix of products sold; the inability of Asymetrix to meet its own or client project milestones or to meet client expectations; the effect of year 2000 issues on the purchasing decisions of customers and potential customers; market acceptance of Asymetrix's or competitors' products and services; the ability of Asymetrix to develop and market new or enhanced products and services in a timely manner and market acceptance of such products and services; the timing of revenue recognition; charges related to acquisitions; competitive conditions; technological changes; personnel changes; general economic conditions; and economic conditions specific to the technology-based training and online learning markets. With its emphasis on providing an online enterprise learning solution, Asymetrix is targeting its selling and marketing efforts towards customers with the potential need for enterprise-wide solutions. Because the implementation of its solutions may require an enterprise-wide decision by prospective customers, Asymetrix may be required to provide a significant level of education to prospective customers regarding Asymetrix's solutions before a sale is completed. Therefore, Asymetrix believes that the period between initial contact and the sale of Asymetrix's solutions could be lengthy, and the implementation cycle could lengthen because of increases in the size and complexity of customer implementations. Uncertainty of timing with respect to sales or implementations could have a material adverse effect on Asymetrix's business and operations and cause Asymetrix's operating results to vary significantly from quarter to quarter. Therefore, Asymetrix's operating results for any particular quarterly period may not be indicative of future operating results.

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

         COMPETITION. The online learning market is highly fragmented and competitive, rapidly evolving and subject to rapid technological change, with no single competitor accounting for a dominant market share. Because of the lack of significant barriers to entry in its market, Asymetrix expects that a number of new competitors will enter this market in the future, and a number of large companies have announced an intention to enter the market for online learning and technology-based training. Increased competition could result in pricing pressures, reduced margins or the failure of Asymetrix's products and services to achieve or maintain market acceptance, any of which could have a material adverse effect on Asymetrix's business, operating results and financial condition. Furthermore, several of Asymetrix's current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than Asymetrix and therefore may be able to respond more quickly than Asymetrix to new or changing opportunities, technologies, standards and customer requirements. As a result of the foregoing and other factors, there can be no assurance that Asymetrix will compete effectively with current or future competitors or that competitive pressures faced by Asymetrix will not have a material adverse effect on Asymetrix's business, operating results and financial condition.

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

         From the effective date of the Registration Statement through March 31, 1999, Asymetrix has incurred an estimated $3,944,000 in expenses in connection with the issuance and distribution of the common stock, including underwriting discounts and commissions of $2,329,250 and other expenses of $1,614,750. No finders' fees or expenses were paid to or for the underwriters. None of these payments were made, directly or indirectly, to:
(1) directors or officers of Asymetrix, or their associates; (2) persons owning ten percent or more of any class of equity securities of Asymetrix; or
(3) affiliates of Asymetrix.

         From the effective date of the Registration Statement through March 31, 1999, Asymetrix has applied approximately $10.4 million of the offering proceeds to working capital requirements. None of these payments were made, directly or indirectly, to: (1) directors or officers of Asymetrix, or their associates; (2) persons owning ten percent or more of any class of equity securities of Asymetrix; or (3) affiliates of Asymetrix. To date, Asymetrix believes that it has used the offering proceeds in a manner consistent with the use of proceeds described in the Registration Statement. The remaining $18.9 million of the offering proceeds is invested in short-term marketable debt securities, money market funds and other cash equivalents.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

              Financial Data Schedule

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the three months ended March 31, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ASYMETRIX LEARNING SYSTEMS, INC.

  May 17, 1999                             /s/ John D. Atherly
----------------          ------------------------------------------------------
      Date                                   John D. Atherly
                                Vice President, Finance and Administration
                                       and Chief Financial Officer
                          (Duly Authorized Officer and Chief Accounting Officer)

                                  EXHIBIT INDEX

27       Financial Data Schedule