Form 10-Q
period 1999-06-30
ASYMETRIX LEARNING SYSTEMS INC
filed 1999-08-16
CIK 1052327

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

Yes       X               No
   ---------------          ---------------
The number of shares outstanding of the issuer's Common Stock, par value $0.01, as of June 30, 1999 was 14,104,247 shares.

                        ASYMETRIX LEARNING SYSTEMS, INC.

                                   FORM 10 -Q

                       FOR THE QUARTER ENDED JUNE 30, 1999


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                          PAGE
Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 1999 and December
          31, 1998                                                                         3

          Condensed Consolidated Statements of Operations for the three months
          and six months ended June 30, 1999 and 1998                                      4

          Condensed Consolidated Statements of Cash Flows for the three months
          and six months ended June 30, 1999 and 1998                                      5

          Notes to Condensed Consolidated Financial Statements                             6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                            9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                      17


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                18

Item 2.  Changes in Securities and Use of Proceeds                                        18

Item 3.  Defaults upon Senior Securities                                                  18

Item 4.  Submission of Matters to a Vote of Securities Holders                            18

Item 5.  Other Information                                                                18

Item 6.  Exhibits and Reports on Form 8-K                                                 19

SIGNATURES                                                                                20

EXHIBIT INDEX                                                                             21


                                       2


                        ASYMETRIX LEARNING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   June 30,     December 31,
                                                                     1999           1998
                                                                -----------     ------------
                                     ASSETS

Current assets:
    Cash and cash equivalents                                   $  16,245       $  21,713
     Accounts receivable, net of allowance for returns and
        doubtful accounts of $861 and $1,397                        9,568           7,917
    Inventories                                                       302             370
    Prepaid royalties and licenses                                    248              66
    Receivables from related companies                                 74             193
    Other current assets                                            1,219             998
                                                                -----------     ------------
             Total current assets                                  27,656          31,257
 Property and equipment, net                                        2,521           2,320
 Goodwill and other intangible assets, net                          9,780           9,917
 Other assets                                                         231             128
                                                                -----------     ------------
              Total assets                                      $  40,188       $  43,622
                                                                -----------     ------------
                                                                -----------     ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $   2,103       $   1,494
     Accrued liabilities                                            2,504           1,637
     Deferred revenue                                               1,089           1,401
     Other current liabilities                                      1,457           1,812
                                                                -----------     ------------
             Total current liabilities                              7,153           6,344
 Other noncurrent liabilities                                         219             268
                                                                -----------     ------------
             Total liabilities                                      7,372           6,612
                                                                -----------     ------------

Stockholders' equity:
     Common stock                                                     142             140
     Additional paid-in capital                                   203,524         203,249
     Accumulated deficit                                         (169,931)       (165,522)
     Deferred stock compensation                                     (528)           (580)
     Accumulated other comprehensive loss                            (391)           (277)
                                                                -----------     ------------
            Total stockholders' equity                             32,816          37,010
                                                                -----------     ------------
            Total liabilities and stockholders' equity          $  40,188       $  43,622
                                                                -----------     ------------
                                                                -----------     ------------

      See accompanying notes to Condensed Consolidated Financial Statements

                        ASYMETRIX LEARNING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                      Three months ended             Six months ended
                                                                           June 30,                       June 30,
                                                                   ------------------------      ------------------------
                                                                      1999         1998             1999          1998
                                                                   ----------   ----------       ----------    ----------
Revenue:
Product revenue:
   Online learning products                                         $  3,280     $  2,588         $  6,016      $  4,893
   Other products                                                        288          730              706         2,270
                                                                   ----------   ----------       ----------    ----------
        Total product revenue                                          3,568        3,318            6,722        7,163
Services revenue                                                       4,983        5,054            9,289        9,407
                                                                   ----------   ----------       ----------    ----------
         Total revenue                                                 8,551        8,372           16,011       16,570
                                                                   ----------   ----------       ----------    ----------
Cost of revenue:
Product revenue:
   Online learning products                                              225          269              403          478
   Other products                                                        122          288              258          577
                                                                   ----------   ----------       ----------    ----------
     Total cost of product revenue                                       347          557              661        1,055
Services revenue                                                       3,491        3,140            6,767        5,992
                                                                   ----------   ----------       ----------    ----------
    Total cost of revenue                                              3,838        3,697            7,428        7,047
                                                                   ----------   ----------       ----------    ----------
Gross margin                                                           4,713        4,675            8,583        9,523
                                                                   ----------   ----------       ----------    ----------

Operating expenses:
   Research and development                                            1,644        1,551            3,158        3,070
   Sales and marketing                                                 3,654        3,556            7,180        7,061
   General and administrative                                          1,400        1,443            2,656        2,944
   Amortization of goodwill                                              219          195              438          379
                                                                   ----------   ----------       ----------    ----------
       Total operating expenses                                        6,917        6,745           13,432       13,454
                                                                   ----------   ----------       ----------    ----------
Loss from operations                                                  (2,204)      (2,070)          (4,849)      (3,931)
Other income (loss), net                                                 201           15              440        2,166
                                                                   ----------   ----------       ----------    ----------
Net loss                                                           $  (2,003)    $ (2,055)        $ (4,409)    $ (1,765)
Accretion of redemption value of redeemable common stock                   0         (604)               0       (1,370)
                                                                   ----------   ----------       ----------    ----------
Net loss attributable to common stockholders                       $  (2,003)    $ (2,659)        $ (4,409)    $ (3,135)
                                                                   ----------   ----------       ----------    ----------
                                                                   ----------   ----------       ----------    ----------

Net loss per share, basic and diluted                              $   (0.14)    $  (0.32)        $  (0.32)    $  (0.41)
                                                                   ----------   ----------       ----------    ----------
                                                                   ----------   ----------       ----------    ----------
Weighted average common shares outstanding, basic and diluted         14,019        8,304           13,993         7,618
                                                                   ----------   ----------       ----------    ----------
                                                                   ----------   ----------       ----------    ----------

      See accompanying notes to Condensed Consolidated Financial Statements

                        ASYMETRIX LEARNING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                       ----------------------------
                                                                                          1999              1998
                                                                                       ----------        ----------
Cash flows from operating activities:
  Net loss                                                                             $ (4,409)          $ (1,765)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                         1,052                845
    Write-off property and equipment                                                          -                  8
    Stock compensation expense                                                               52                203
    Equity in income from Infomodelers, Inc.                                                  -             (2,169)
    Changes in assets and liabilities:
      Accounts receivable                                                                (1,651)              (418)
      Inventories                                                                            68                131
      Prepaid royalties and licenses                                                       (182)               (39)
      Receivables from related companies                                                    119                106
      Other current assets                                                                 (223)              (769)
      Accounts payable                                                                      608               (450)
      Accrued liabilities                                                                   869                493
      Deferred revenue                                                                     (311)              (554)
      Other current liabilities                                                            (353)              (490)
                                                                                       ----------        ----------
               Net cash used in operating activities                                     (4,361)            (4,868)
                                                                                       ----------        ----------

Cash flows from investing activities:
    Purchase of property and equipment                                                   (1,116)              (747)
    Disposal of investment in Infomodelers, Inc.                                              -              2,373
    Disposal (purchase) of other assets                                                    (103)                45
                                                                                       ----------        ----------
               Net cash (used in)/provided by investing activities                       (1,219)             1,671
                                                                                       ----------        ----------

Cash flows from financing activities:
    Repayment of notes payable                                                              (49)              (784)
    Proceeds from exercise of stock options                                                 276                177
    Net proceeds from initial public offering                                                 -             29,331
                                                                                       ----------        ----------
               Net cash provided by financing activities                                    227             28,724
                                                                                       ----------        ----------
    Effect of foreign exchange rate changes                                                (115)               (35)
                                                                                       ----------        ----------
               Net increase(decrease) in cash and cash equivalents                       (5,468)            25,492
Cash and cash equivalents at beginning of period                                         21,713              2,541
                                                                                       ----------        ----------
Cash and cash equivalents at end of period                                             $ 16,245           $ 28,033
                                                                                       ----------        ----------
                                                                                       ----------        ----------


      See accompanying notes to Condensed Consolidated Financial Statements

                        ASYMETRIX LEARNING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

UNAUDITED INTERIM FINANCIAL INFORMATION

         The accompanying unaudited condensed consolidated financial statements of Asymetrix Learning Systems, Inc. ("Asymetrix") include the accounts of Asymetrix and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. These statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. These condensed consolidated financial statements and notes should be read in conjunction with Asymetrix's audited consolidated financial statements included in Asymetrix's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the operating results for the full fiscal year. Factors that may affect such operating results, include, but are not limited to, those discussed in "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS".

INVENTORIES

         Inventories consist of the following (in thousands):

                                               JUNE 30,             DECEMBER 31,
                                                 1999                   1998
                                               --------             ------------
Raw materials                                    $237                  $247
Finished goods                                    114                   226
Less obsolescence reserve                         (49)                 (103)
                                               --------             ------------
                                                 $302                  $370
                                               --------             ------------
                                               --------             ------------

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

         Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 1999 are options to acquire approximately 4,247,148 shares of Common Stock with a weighted average exercise price of $4.87, and for the three and six months ended June 30, 1998 are options to acquired approximately 3,893,631 shares of Common Stock with a weighted average exercise price of $4.69 because their effects would be anti-dilutive.

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

         In December 1998, the AICPA issued Statement of Position 98-9, "MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS" ("SOP 98-9") which amends certain elements of SOP 97-2 and is effective for fiscal years beginning after March 15, 1999. Asymetrix believes that the adoption of SOP 98-9 will not have a material effect on results of operations or financial position.

COMPREHENSIVE INCOME

         Asymetrix has adopted the provisions of Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("Statement 130"). Statement 130 establishes revenues for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The following table sets forth the components of comprehensive loss for the periods presented below:

                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            JUNE 30,                          JUNE 30,
                                                      ---------------------             ---------------------
                                                        1999         1998                 1999         1998
                                                      --------     --------             --------     --------
Net loss                                              $(2,003)     $(2,055)             $(4,409)     $(1,765)
Foreign currency translation  adjustment                  (66)        (120)                (113)         (34)
                                                      --------     --------             --------     --------
Total comprehensive loss                              $(2,069)     $(2,175)             $(4,522)     $(1,799)
                                                      --------     --------             --------     --------
                                                      --------     --------             --------     --------


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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("Statement 133"). Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Statement 133 is effective for fiscal years beginning after June 15, 2000. Asymetrix does not expect the adoption of Statement 133 to have a material impact on its consolidated financial statements.

SEGMENT INFORMATION

         Asymetrix has adopted the provisions of Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("Statement 131"). Statement 131 establishes standards for the reporting by public business enterprises about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within Asymetrix for making operating decisions and assessing financial performance.

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

         Revenue and long-lived asset information regarding operations in the United States and International - primarily Europe is as follows (in thousands):

                                                                   FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,                  ENDED JUNE 30,
                                                                   --------------------             -------------------
                                                                     1999       1998                  1999       1998
                                                                   --------   --------              --------   --------
Revenue:

      Domestic                                                      $6,771     $6,946                $12,675    $13,237
      International - primarily Europe                               1,780      1,426                  3,336      3,333
                                                                   --------   --------              --------   --------
                                                                    $8,551     $8,372                $16,011    $16,570


                                                                          JUNE 30,
                                                                   --------------------
                                                                     1999        1998
                                                                   --------    --------
Long-lived assets:
       Domestic operations                                          $12,222    $12,704
       International operations - primarily Europe                       78         54
                                                                   --------     --------
                                                                    $12,300     $12,758


         No single customer accounted for greater than 10% of total revenues in any period presented.

SUBSEQUENT EVENTS

         In July 1999, Asymetrix acquired Pixelmedia Visual Communications, Inc. ("Pixelmedia"), an online learning production company based in British Columbia, Canada. Asymetrix issued approximately 100,000 shares of Common Stock in connection with the acquisition and assumed liabilities of approximately $400,000. It is anticipated that the acquisition will be accounted for using the purchase method of accounting and will be amortized over a 15 year period.

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

         From September 1997 through June 1998, Asymetrix acquired eight companies and issued an aggregate of 3,457,504 shares of common stock. All of these acquisitions were accounted for using the purchase method of accounting. Accordingly, Asymetrix's historical consolidated financial statements do not include results of operations, financial position or cash flows of these entities prior to their respective dates of acquisition. In connection with all of its acquisitions from July 1997 through September 1998, Asymetrix has recorded an aggregate of approximately $10.2 million in goodwill, of which approximately $1.5 million will be amortized on a straight-line basis over a five-year life and approximately $8.7 million will be amortized over a fifteen-year life. If Asymetrix were to incur additional charges for acquired in-process research and development and amortization of goodwill with respect to any future acquisitions, Asymetrix's business, operating results and financial condition could be materially and adversely affected. In July 1998, Asymetrix acquired Meliora Systems Inc. ("Meliora"), an online learning product and consulting company, which has been accounted for under the pooling of interests method. Asymetrix issued 268,000 shares of common stock in exchange for all outstanding shares of Meliora. The consolidated financial statements of Asymetrix have been restated to give effect to the combination as if the companies had been combined since their inception.

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

         Asymetrix incurred net losses of $13.7 million in 1997, $5.2 million in 1998 and a net loss of $4.4 million in the six months ended June 30, 1999, and has yet to achieve operating income or net income under its online learning business model. Asymetrix's limited operating history under this business model, and the emerging nature of the market for online enterprise learning among other factors, make prediction of Asymetrix's future operating results difficult. Although
Asymetrix has experienced revenue growth in certain recent periods there can be no assurance that such growth rates are sustainable or indicative of actual growth rates that Asymetrix may experience and, therefore, they should not be considered indicative of future operating results. In addition, Asymetrix intends to continue to invest in various aspects of its online learning business. As a result, Asymetrix expects to continue to incur operating losses at least through 1999. There can be no assurance that Asymetrix will achieve profitability or, if profitability is achieved, that it will be sustained.

In July of 1999, Asymetrix announced click2learn.com, an innovative new Internet learning portal providing professional education and training, that leverages its authoring and management enterprise technologies in an outsourced model. By providing a business-to-business and consumer learning portal, along with enterprise services that include strategic consulting, learning management products, online learning authoring products, systems integration, custom content, and off-the-shelf content, Asymetrix strives to become a single-source provider with the capacity to meet any organization's training and learning needs. The site is expected to formally launch early in the fourth quarter of 1999, therefore no significant revenue from click2learn.com is expected in 1999. Asymetrix will incur incremental marketing and site development expenses associated with the portal during the remainder of 1999.

RESULTS OF OPERATIONS

         The following table presents Asymetrix's results of operations as a percentage of total revenue for the periods indicated.

                                                  Three Months                     Six Months
                                                 Ended June 30,                  Ended June 30,
                                             ----------------------           --------------------
                                              1999            1998             1999          1998
                                             ------          ------           ------        ------
                                               %               %                %              %
                                             ------          ------           ------        ------
Revenue:
 Product revenue:
   Online learning products                     39              31               38            30
   Other products                                3               9                4            14
                                             ------          ------           ------        ------
        Total product revenue                   42              40               42            43
 Services revenue                               58              60               58            57
                                             ------          ------           ------        ------
         Total revenue                         100             100              100           100
Cost of revenue:
 Product revenue:
   Online learning products                      3               3                3             3
   Other products                                1               3                2             3
                                             ------          ------           ------        ------
         Total cost of product revenue           4               6                4             6
 Services revenue                               41              38               42            36
                                             ------          ------           ------        ------
         Total cost of revenue                  45              44               46            43
Gross margin                                    55              56               54            57
Operating expenses:
    Research and development                    19              19               20            19
    Sales and marketing                         43              42               45            43
    General and administrative                  16              17               17            18
   Amortization of goodwill                      3               2                3             2
                                             ------          ------           ------        ------
         Total operating expenses               81              81               84            81
                                             ------          ------           ------        ------
Loss from operations                           (26)            (25)             (30)          (24)
Other income(loss), net                          3               0                3            13
                                             ------          ------           ------        ------
Net loss                                       (23)            (25)             (28)          (11)
                                             ------          ------           ------        ------
                                             ------          ------           ------        ------

THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1998

         REVENUE. Total revenue increased 2% from $8.4 million in the three months ended June 30, 1998 to $8.6 million in the three months ended June 30, 1999. Total revenue decreased 3% from $16.6 million in the six months ended June 30, 1998 to $16.0 million in the six months ended June 30, 1999.

         Online learning product revenue increased 27% from $2.6 million in the three months ended June 30, 1998 to $3.3 million in the three months ended June 30, 1999. Online learning product revenue increased 23% from $4.9 million in the six months ended June 30, 1998 to $6.0 million in the six months ended June 30, 1999. The increase in online learning product revenue was due primarily to increased demand for Asymetrix's online learning products as a result of Asymetrix's focus on the online learning market. Other product revenue decreased 61% from $730,000 in the three months ended June 30, 1998 to $288,000 in the three months ended June 30, 1999. Other product revenue decreased 69% from $2.3 million in the six months ended June 30, 1998 to $706,000 in the six months ended June 30, 1999. Other product revenue consists of revenue from Asymetrix's products which are not targeted at the online learning market many of which have been discontinued or divested over the past years. Total product revenue increased 8% from $3.3 million in the three months ended June 30, 1998 to $3.6 million in the three months ended June 30, 1999, reflecting the increase in online learning product revenue. Total product revenue decreased 6% from $7.2 million in the six months ended June 30, 1998 to $6.7 million in the six months ended June 30, 1999, reflecting the decrease in other product revenue. As a result of Asymetrix's strategy to focus on the online learning market, Asymetrix anticipates that future growth in product sales, if any, will be attributable to its online learning products and that its other product revenue will continue to decrease in the future.

         Services revenue decreased 1% from $5.1 million in the three months ended June 30, 1998 to $5.0 million in the three months ended June 30, 1999. Services revenue decreased 1% from $9.4 million in the six months ended June 30, 1998 to $9.3 million in the six months ended June 30, 1999.

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

         Total cost of revenue increased 3% from $3.7 million in the three months ended June 30, 1998 to $3.8 million in the three months ended June 30, 1999. Total cost of revenue increased 5% from $7.0 million in the six months ended June 30, 1998 to $7.4 million in the six months ended June 30, 1999.

         Cost of online learning products revenue decreased 16% from $269,000 in the three months ended June 30, 1998 to $225,000 in the three months ended June 30, 1999. Cost of online learning products revenue decreased 16% from $478,000 in the six months ended June 30, 1998 to $403,000 in the six months ended June 30, 1999. The decrease was due primarily to lower per unit costs. Cost of other products revenue decreased 58% from $288,000 in the three months ended June 30, 1998 to $122,000 in the three months ended June 30, 1999. Cost of other products revenue decreased 55% from $577,000 in the six months ended June 30, 1998 to $258,000 in the six months ended June 30, 1999. The decline was due to decreased sales of Asymetrix's other products. Total cost of product revenue decreased 38% from $557,000 in the three months ended June 30, 1998 to $347,000 in the three months ended June 30, 1999. Total cost of product revenue decreased 37% from $1.1 million in the six months ended June 30, 1998 to $661,000 in the six months ended June 30, 1999.

         Total products gross margin increased from 83% in the three months ended June 30, 1998 to 90% in the three months ended June 30, 1999. Total products gross margin increased from 85% in the six months ended June 30, 1998 to 90% in the six months ended June 30, 1999.

         Cost of services revenue increased 11% from $3.1 million in the three months ended June 30, 1998 to $3.5 million in the three months ended June 30, 1999. Cost of services revenue increased 13% from $6.0 million in the six months ended June 30, 1998 to $6.8 million in the six months ended June 30, 1999. The increase was due primarily to increased personnel costs associated with over capacity.

         Services gross margin decreased from 38% in the three months ended June 30, 1998 to 30% in the three months ended June 30, 1999. Services gross margin decreased from 36% in the six months ended June 30, 1998 to 27% in the six months ended June 30, 1999. Asymetrix anticipates that cost of services revenue will increase in absolute dollars if it adds additional professional services personnel. To the extent services revenue increases relative to product sales revenue as a percentage of total revenue, overall gross margins would decline.

OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products and new product versions and consist primarily of salaries, depreciation of development equipment, supplies and overhead allocations. Research and development expenses were $1.6 million in the three months ended June 30, 1998 and the three months ended June 30, 1999. Research and development expenses as a percentage of total revenue was unchanged at 19% in the three months ended June 30, 1998 and in the three months ended June 30, 1999. Research and development expenses as a percentage of total revenue increased from 19% in the six months ended June 30, 1998 to 20% in the six months ended June 30, 1999. Asymetrix expects research and development expenses to increase in absolute dollars in the future.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of sales and marketing personnel costs, including sales commissions, travel, advertising, public relations, seminars, trade shows and other marketing literature and overhead allocations. Sales and marketing expenses were $3.6 million in the three months ended June 30, 1998 and $3.7 million in the three months ended June 30,1999. Sales and marketing expenses as a percentage of total revenue increased from 42% in the three months ended June 30, 1998 to 43% in the three months ended June 30, 1999. Sales and marketing expenses as a percentage of total revenue increased from 43% in the six months ended June 30, 1998 to 45% in the six months ended June 30, 1999. Asymetrix expects that sales and marketing expenses will increase in absolute dollars in the future as Asymetrix continues to increase its sales and marketing efforts in the online learning market.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other personnel-related expenses for Asymetrix's administrative, executive and finance personnel as well as outside legal and audit costs. General and administrative expenses were unchanged at $1.4 million for the three months ended June 30, 1998 and for the three months ended June 30, 1999. General and administrative expenses decreased 10% from $2.9 million for the six months ended June 30, 1998 to $2.7 million for the six months ended June 30, 1999. General and administrative expenses as a percentage of total revenue decreased from 17% to 16% in the three months ended June 30, 1999 compared to the three months ended June 30, 1998. General and administrative expenses as a percentage of total revenue decreased from 18% to 17% in the six months ended June 30, 1998 compared to the six months ended June 30, 1999. Asymetrix expects that general and administrative expenses will increase in absolute dollars in the future as Asymetrix incurs additional costs (including directors' and officers' liability insurance, investor relations programs and increased professional fees) related to being a public company.

AMORTIZATION OF GOODWILL

         Amortization of goodwill expense relates to the amortization of excess purchase price over net assets from acquired companies recorded under the purchase method of accounting. For the three months ended June 30, 1998, Asymetrix recognized $195,000 of amortization of goodwill and for the three months ended June 30, 1999, recognized $219,000 of amortization of goodwill. For the six months ended June 30, 1998, Asymetrix recognized $379,000 of amortization of goodwill and for the six months ended June 30, 1999, recognized $438,000 of amortization of goodwill. The acquisition of Pixelmedia in July of 1999 is expected to generate approximately $15,000 of additional amortization of goodwill expense per quarter for the next 15 years.

OTHER INCOME (EXPENSE)

         Asymetrix recorded no other expense in the three months ended June 30, 1998 and in the three months ended June 30, 1999. Asymetrix recorded no other expense in the six months ended June 30, 1998 and in the six months ended June 30, 1999. Other interest income, net was $15,000 in the three months ended June 30, 1998 and $201,000 in the three months ended June 30, 1999. Other interest income, net was $15,000 in the six months ended June 30, 1998 and $440,000 in the six months ended June 30, 1999. The increase was due to interest earned on Asymetrix's higher cash and cash equivalents balance as a result of its initial public offering. Equity in income (losses) from Infomodelers was $2.2 million in the six months ended June 30, 1998, representing Asymetrix's equity in the net income (losses) from Infomodelers in such periods, and $0 in the three months ended June 30,

1999. Equity in income (losses) from Infomodelers in 1998 resulted from the sale by Infomodelers of substantially all of its assets to Visio Corporation.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, Asymetrix had cash and cash equivalents totaling $16.2 million, a decrease of $5.5 million from December 31, 1998. The decrease in cash and cash equivalents was due primarily to $4.4 million used in operating activities and $1.2 million used in investing activities. At June 30, 1999, the principal source of liquidity for Asymetrix was $20.5 million in working capital.

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

         Asymetrix has designed and tested the most current versions of its products to be year 2000 compliant. However, some of Asymetrix's customers may be using older versions of its products that are not year 2000 compliant. Asymetrix has been encouraging its customers to upgrade to current product versions, and Asymetrix has been required by certain of its customers to warrant that the current versions of its products and custom development applications are year 2000 compliant. Although Asymetrix believes the current versions of its products are year 2000 compliant, the current product versions may contain undetected errors or defects associated with year 2000 date functions. These undetected date functions may result in material costs to Asymetrix, as well as claims against Asymetrix for breach of its warranties of year 2000 compliance. Furthermore, although Asymetrix has not made any express representations or warranties with respect to year 2000 compliance of older versions of its products and has included clauses disclaiming any implied warranties and limiting its liability for product defects in the agreements under which those older versions were licensed to customers, Asymetrix may still face claims or litigation based on older versions of its products. Asymetrix is aware of a growing number of lawsuits against other software vendors related to year 2000 compliance, including lawsuits based on those companies charging their customers for new versions of their products that are year 2000 compliant rather than providing such versions for free. Because of the unprecedented nature of such litigation, Asymetrix is uncertain of the extent to which it may be affected. If Asymetrix is affected by such litigation, it could have a material adverse effect on Asymetrix's business, operating results and financial condition. Asymetrix is not currently a party to any such litigation.

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

         Asymetrix estimates that the total cost of evaluating and addressing its year 2000 issues will be approximately $100,000. Asymetrix has spent $9,500 and $19,000 in the three and six months ending June 30, 1999 and to date, $57,000 in connection with evaluating and addressing year 2000 issues. Such expenditures represented 6% of Asymetrix's total information technology budget. All funds used for evaluating and addressing year 2000 issues are from Asymetrix's information technology budget and no additional budget dollars were allocated specifically to address year 2000 compliance. As a result, resources devoted to year 2000 compliance are not available for other information technology systems or projects.

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

         Asymetrix has recently announced its click2learn.com learning portal web site. Broad and timely acceptance of this web site is important to the future success of the Asymetrix business and is subject to a number of significant risks: education and instruction over the Internet and on the World Wide Web is a new market; Asymetrix has not previously hosted, operated and managed an e-commerce web site; Asymetrix will need to enter into distribution relationships with high traffic web sites as well as with creators of learning content; and Asymetrix will need to attract user traffic to this web site. If this new click2learn.com web site is not successful, the business of Asymetrix could be materially harmed.

         FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. Asymetrix's quarterly operating results have varied significantly in the past and are expected to fluctuate significantly in the future as a result of a variety of factors, many of which are outside Asymetrix's control. Factors that may adversely affect Asymetrix's quarterly operating results include the demand for technology-based training in general and demand for online enterprise learning solutions in particular; the size and timing of product orders and the timing and execution of professional services engagements; the mix of revenue from products and services; the mix of products sold; the inability of Asymetrix to meet its own or client project milestones or to meet client expectations; the effect of year 2000 issues on the purchasing decisions of customers and potential customers; market acceptance of Asymetrix's or competitors' products and services; the ability of Asymetrix to develop and market new or enhanced products and services in a timely manner and market acceptance of such products and services; the timing of revenue recognition; charges related to acquisitions; competitive conditions; technological changes; personnel changes; general economic conditions; economic conditions specific to the technology-based training and online learning markets; market acceptance of the click2learn.com web site; the ability of Asymetrix to derive revenues from the click2learn.com web site; and the ability to attract users and content providers to the click2learn.com web site.

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

ITEM 1.  LEGAL PROCEEDINGS

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

         From the effective date of the Registration Statement through June 30, 1999, Asymetrix has incurred an estimated $3,944,000 in expenses in connection with the issuance and distribution of the common stock, including underwriting discounts and commissions of $2,329,250 and other expenses of $1,614,750. No finders' fees or expenses were paid to or for the underwriters. None of these payments were made, directly or indirectly, to:
(1) directors or officers of Asymetrix, or their associates; (2) persons owning ten percent or more of any class of equity securities of Asymetrix; or
(3) affiliates of Asymetrix.

         From the effective date of the Registration Statement through June 30, 1999, Asymetrix has applied approximately $13.1 million of the offering proceeds to working capital requirements. None of these payments were made, directly or indirectly, to: (1) directors or officers of Asymetrix, or their associates; (2) persons owning ten percent or more of any class of equity securities of Asymetrix; or (3) affiliates of Asymetrix. To date, Asymetrix believes that it has used the offering proceeds in a manner consistent with the use of proceeds described in the Registration Statement. The remaining $16.2 million of the offering proceeds is invested in short-term marketable debt securities, money market funds and other cash equivalents.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         The 1999 Annual Meeting of the Stockholders of Asymetrix was held on May 25, 1999 at 110 - 110th Avenue NE, Bellevue, Washington. The meeting was held pursuant to a Notice of Annual Meeting of Stockholders mailed to the stockholders on April 22, 1999. Four proposals were submitted to the stockholders and approved at the annual meeting, as follows:

         PROPOSAL 1: Election of Sally Narodick and Joseph DiNucci as Class I directors to serve until the annual meeting of the stockholders to be held in 2002. The number of votes cast for or withheld from each nominee, both in person and by proxy, was as follows:


                                                 SALLY NARODICK         JOSEPH DINUCCI
                                                 --------------         --------------
                    Votes For                        10,608,690             10,607,117
                    Votes Withheld                       19,904                 21,477

         The following table sets forth the name of each director elected at the meeting, and the name of each other director whose term of office as a director continued after the meeting


                                                                 TERM
                             DIRECTOR NAME                      EXPIRES
                             -------------                      -------

                             DIRECTORS ELECTED:
                             ------------------
                             Sally Narodick                      2002
                             Joseph DiNucci                      2002

                             CONTINUING DIRECTORS:
                             ---------------------
                             Kevin Oakes                         2000
                             Shelley Harrison, Ph.D.             2000
                             Ronald S. Posner                    2000
                             Bert Kolde                          2001
                             James A. Billmaier                  2001



         PROPOSAL 2: An amendment of Asymetrix's 1998 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder from 1,500,000 shares to 2,500,000 shares. The number of votes cast for, cast against or abstaining from Proposal 2, both in person and by proxy, and broker non-votes was as follows:

                             Votes For                           8,120,405
                             Votes Against                       1,308,662
                             Abstaining                             19,841
                             Broker Non-votes                    1,179,686

         PROPOSAL 3: Approval of the adoption by Asymetrix of the 1999 Employee Stock Purchase Plan and the reservation for issuance thereunder of up to 450,000 shares of common stock during each calendar year that the 1999 Employee Stock Purchase Plan remains in effect. The number of votes cast for, cast against or abstaining from Proposal 3, both in person and by proxy, and broker non-votes was as follows:

                             Votes For                           8,674,599
                             Votes Against                         759,998
                             Abstaining                             14,311
                             Broker Non-votes                    1,179,686


         PROPOSAL 4: Ratification of the appointment of KPMG LLP as Asymetrix's independent accountants to perform the audit of Asymetrix's financial statements for 1999. The number of votes cast for, cast against or abstaining from Proposal 2, both in person and by proxy, was as follows:

                             Votes For                          10,613,482
                             Votes Against                           6,750
                             Abstaining                              8,362


Item 5.  Other Information

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  10.1     Asymetrix's 1998 Equity Incentive Plan

                  10.2     Asymetrix's 1999 Employee Stock Purchase Plan

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the three months ended June 30, 1999.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ASYMETRIX LEARNING SYSTEMS, INC.


       August 16, 1999                      /s/ John D. Atherly
----------------------------      --------------------------------------------
       Date                                    John D. Atherly
                                  Vice President, Finance and Administration
                                         and Chief Financial Officer
                                (Duly Authorized Officer and Chief Accounting
                                                   Officer)

                                  EXHIBIT INDEX


                  10.1     Asymetrix's 1998 Equity Incentive Plan

                  10.2     Asymetrix's 1999 Employee Stock Purchase Plan

                  27       Financial Data Schedule