Form 10-Q
period 1999-09-30
ASYMETRIX LEARNING SYSTEMS INC
filed 1999-11-15
CIK 1052327

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

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

Yes       X               No
      --------                --------

The number of shares outstanding of the issuer's Common Stock, par value $0.01, as of September 30, 1999 was 14,719,257 shares.

                        ASYMETRIX LEARNING SYSTEMS, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                  PAGE
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 1999 and
         December 31, 1998                                                                        3

         Condensed Consolidated Statements of Operations for the three months and
         nine months ended September 30, 1999 and 1998                                            4

         Condensed Consolidated Statements of Cash Flows for the three months and
         nine months ended September 30, 1999 and 1998                                            5

         Notes to Condensed Consolidated Financial Statements                                     6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                   9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                             18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       19

Item 2.  Changes in Securities and Use of Proceeds                                               19

Item 3.  Defaults upon Senior Securities                                                         20

Item 4.  Submission of Matters to a Vote of Securities Holders                                   20

Item 5.  Other Information                                                                       20

Item 6.  Exhibits and Reports on Form 8-K                                                        20

SIGNATURES                                                                                       21

EXHIBIT INDEX                                                                                    22

                        ASYMETRIX LEARNING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                   September 30,       December 31,
                                                                        1999               1998
                                                                   ------------        -------------
                                     ASSETS

Current assets:
    Cash and cash equivalents                                       $  14,144           $  21,713
     Accounts receivable, net of allowance for returns and
        doubtful accounts of  $931 and $1,397                          11,223               7,917
    Inventories                                                           336                 370
    Prepaid royalties and licenses                                        178                  66
    Receivables from related companies                                     62                 193
    Other current assets                                                2,786                 998
                                                                   ------------        -------------
             Total current assets                                      28,729              31,257
 Property and equipment, net                                            2,637               2,320
 Goodwill and other intangible assets, net                             10,651               9,917
 Other assets                                                             246                 128
                                                                   ------------        -------------
              Total assets                                          $  42,263           $  43,622
                                                                   ------------        -------------
                                                                   ------------        -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $   2,402           $   1,494
     Accrued liabilities                                                2,620               1,637
     Deferred revenue                                                   1,252               1,401
     Other current liabilities                                          1,679               1,812
                                                                   ------------        -------------
             Total current liabilities                                  7,953               6,344
 Other noncurrent liabilities                                             220                 268
                                                                   ------------        -------------
             Total liabilities                                          8,173               6,612
                                                                   ------------        -------------

Stockholders' equity:
     Common stock                                                         148                 140
     Additional paid-in capital                                       207,086             203,249
     Accumulated deficit                                             (172,301)           (165,522)
     Deferred stock compensation                                         (501)               (580)
     Accumulated other comprehensive loss                                (342)               (277)
                                                                   ------------        -------------
            Total stockholders' equity                                 34,090              37,010
                                                                   ------------        -------------
            Total liabilities and stockholders' equity              $  42,263           $  43,622
                                                                   ------------        -------------
                                                                   ------------        -------------

      See accompanying notes to Condensed Consolidated Financial Statements

                        ASYMETRIX LEARNING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                         Three months ended             Nine months ended
                                                                            September 30,                  September 30,
                                                                    -------------------------       -------------------------
                                                                        1999            1998            1999            1998
                                                                    -----------    ----------       ----------     ----------
Revenue:
Product revenue:
   Online learning products                                         $  3,370        $  2,811        $  9,388        $  7,704
   Other products                                                        513           1,683           1,219           3,953
                                                                    -----------    ----------       ----------     ----------
        Total product revenue                                          3,883           4,494          10,607          11,657
Services revenue                                                       5,206           4,635          14,494          14,042
                                                                    -----------    ----------       ----------     ----------
         Total revenue                                                 9,089           9,129          25,101          25,699
                                                                    -----------    ----------       ----------     ----------

Cost of revenue:
Product revenue:
   Online learning products                                              258             231             662             709
   Other products                                                        254             208             512             785
                                                                    -----------    ----------       ----------     ----------
     Total cost of product revenue                                       512             439           1,174           1,494
Services revenue                                                       3,730           3,282          10,497           9,274
                                                                    -----------    ----------       ----------     ----------
    Total cost of revenue                                              4,242           3,721          11,671          10,768
                                                                    -----------    ----------       ----------     ----------

Gross margin                                                           4,847           5,408          13,430          14,931
                                                                    -----------    ----------       ----------     ----------

Operating expenses:
   Research and development                                            1,884           1,568           5,042           4,638
   Sales and marketing                                                 3,873           3,559          11,052          10,620
   General and administrative                                          1,357           1,352           4,013           4,296
   Amortization of goodwill                                              239             213             678             592
                                                                    -----------    ----------       ----------     ----------
       Total operating expenses                                        7,353           6,692          20,785          20,146
                                                                    -----------    ----------       ----------     ----------
Loss from operations                                                  (2,506)         (1,284)         (7,355)         (5,215)
Other income, net                                                        137             281             577           2,447
                                                                    -----------    ----------       ----------     ----------
Net loss                                                              (2,369)         (1,003)         (6,778)         (2,768)
Accretion of redemption value of redeemable common stock                   0               0               0          (1,370)
                                                                    -----------    ----------       ----------     ----------
Net loss attributable to common stockholders                        $ (2,369)       $ (1,003)       $ (6,778)       $ (4,138)
                                                                    -----------    ----------       ----------     ----------
                                                                    -----------    ----------       ----------     ----------

Net loss per share, basic and diluted                               $  (0.16)       $  (0.07)       $  (0.48)       $  (0.43)
                                                                    -----------    ----------       ----------     ----------
                                                                    -----------    ----------       ----------     ----------
Weighted average common shares outstanding, basic and
diluted                                                               14,447          13,565          14,145           9,724
                                                                    -----------    ----------       ----------     ----------
                                                                    -----------    ----------       ----------     ----------

      See accompanying notes to Condensed Consolidated Financial Statements

                        ASYMETRIX LEARNING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                            Nine Months Ended
                                                                                                September 30,
                                                                                       -----------------------------
                                                                                           1999               1998
                                                                                       ------------       ----------
Cash flows from operating activities:
  Net loss                                                                             $ (6,778)          $ (2,768)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                         1,601              1,244
    Write-off property and equipment                                                          -                  8
    Stock compensation expense                                                               79                250
    Equity in income from Infomodelers, Inc.                                                  -             (2,169)
    Changes in assets and liabilities:
      Accounts receivable                                                                (3,282)                (9)
      Inventories                                                                            34                107
      Prepaid royalties and licenses                                                       (112)               (13)
      Receivables from related companies                                                   (129)               (21)
      Other current assets                                                               (1,786)              (606)
      Accounts payable                                                                      898             (1,121)
      Accrued liabilities                                                                   970               (544)
      Deferred revenue                                                                     (149)            (2,293)
      Other current liabilities                                                            (269)              (928)
                                                                                       ------------       ----------
               Net cash used in operating activities                                     (8,923)            (8,863)
                                                                                       ------------       ----------

Cash flows from investing activities:
    Purchase of property and equipment                                                   (1,707)              (955)
    Payments related to acquisitions, net of cash acquired                                 (126)                45
    Disposal of investment in Infomodelers, Inc.                                              -              2,373
    Disposal (purchase) of other assets                                                    (118)                 3
                                                                                       ------------       ----------
               Net cash (used in)/provided by investing activities                      (1,951)             1,466
                                                                                       ------------       ----------

Cash flows from financing activities:
    Repayment of notes payable                                                              (74)            (1,530)
    Proceeds from exercise of stock options                                                 475                521
    Net proceeds from private placement                                                   2,970                  -
    Net proceeds from initial public offering                                                 -             29,331
                                                                                       ------------       ----------
               Net cash provided by financing activities                                  3,371             28,322
                                                                                       ------------       ----------
    Effect of foreign exchange rate changes                                                 (66)               (75)
                                                                                       ------------       ----------
               Net increase(decrease) in cash and cash equivalents                       (7,569)            20,850
Cash and cash equivalents at beginning of period                                         21,713              2,541
                                                                                       ------------       ----------
Cash and cash equivalents at end of period                                             $ 14,144           $ 23,391
                                                                                       ------------       ----------
                                                                                       ------------       ----------


      See accompanying notes to Condensed Consolidated Financial Statements

                        ASYMETRIX LEARNING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

UNAUDITED INTERIM FINANCIAL INFORMATION

         The accompanying unaudited condensed consolidated financial statements of Asymetrix Learning Systems, Inc. ("Asymetrix") include the accounts of Asymetrix and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. These statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. These condensed consolidated financial statements and notes should be read in conjunction with Asymetrix's audited consolidated financial statements included in Asymetrix's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full fiscal year. Factors that may affect such operating results, include, but are not limited to, those discussed in "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS".

ACQUISITION

         In July 1999, Asymetrix acquired Pixelmedia Visual Communications, Inc. ("Pixelmedia"), an online learning development firm based in Richmond, British Columbia. The acquisition of Pixelmedia was accounted for using the purchase method of accounting. Asymetrix issued 100,000 shares of Common Stock, and paid approximately $500,000 to acquire all of the issued and outstanding Pixelmedia capital stock, and to repay debts owed by Pixelmedia to its principal shareholders.

INVENTORIES

         Inventories consist of the following (in thousands):

                                             SEPTEMBER 30,          DECEMBER 31,
                                                 1999                   1998
                                             -------------          ------------
Raw materials                                    $247                   $247
Finished goods                                    154                    226
Less obsolescence reserve                         (65)                  (103)
                                             -------------          ------------
                                                 $336                   $370
                                             -------------          ------------
                                             -------------          ------------


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

         Excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 1999 are options to acquire approximately 4,344,570 shares of Common Stock with a weighted average exercise price of $4.90 and warrants to acquire 428,571 shares of Common Stock with an exercise price of $7.00, and for the three and nine months ended September 30, 1998 are options to acquire approximately 4,097,729 shares of Common Stock with a weighted average exercise price of $5.03 because their effects would be anti-dilutive.

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

         Revenue from sales of software products to end-users, resellers, and distributors is recognized when the products are delivered provided all the requirements of SOP 97-2 have been met. Asymetrix's agreements with certain distributors and resellers permit them to exchange products under certain circumstances and permit returns from certain resellers subject to specific limitations. When appropriate, accruals are established for estimated returns and exchanges. In the case of nonrefundable minimum royalties from an OEM, reseller or other distributor, if no significant obligations of Asymetrix remain, Asymetrix recognizes revenue when it delivers its product to the OEM reseller or other distributor. Additional royalties are paid to the extent that the advances are exceeded and these additional royalties are recognized upon delivery of the products by the OEM, reseller or other distributor to its customers. Asymetrix recognizes revenue associated with technical support agreements over the life of the contract.

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

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                      ------------------------        ------------------------
                                                         1999            1998            1999            1998
                                                      --------        -------         -------         -------
Net loss                                              $(2,369)        $(1,003)        $(6,778)        $(2,768)
Foreign currency translation  adjustment                   49             (40)            (65)            (74)
                                                      --------        -------         -------         -------
Total comprehensive loss                              $(2,320)        $(1,043)        $(6,843)        $(2,842)
                                                      --------        -------         -------         -------
                                                      --------        -------         -------         -------

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

         Asymetrix's chief operating decision-maker is considered Asymetrix's Chief Executive Officer ("CEO"). The CEO reviews financial information on a consolidated basis with disaggregated information about revenues by product categories and geographic region for purposes of making operating decisions and assessing financial performance. The product categories reviewed by the CEO are on-line learning products and other products. These categories are identical to those in the accompanying consolidated statements of operations. The consolidated financial information reviewed by the CEO does not include information regarding profitability of Asymetrix's different products or services. Therefore, prior to click2learn.com, Asymetrix operates in a single operating segment, on-line learning.

         Revenue and long-lived asset information regarding operations in the United States and International primarily Europe is as follows (in thousands):

                                                                      FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                                        ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                   --------------------------     -----------------------------
                                                                       1999            1998            1999            1998
                                                                   -----------     ----------     ----------        -----------
Revenue:

      Domestic                                                       $7,936          $8,421         $20,611           $21,658
      International - primarily Europe                                1,153             707           4,489             4,041
                                                                   -----------     ----------     ----------        -----------
                                                                     $9,089          $9,128         $25,100           $25,699
                                                                   -----------     ----------     ----------        -----------
                                                                   -----------     ----------     ----------        -----------

                                                                           SEPTEMBER 30,
                                                                    ------------------------
                                                                      1999            1998
                                                                    -------         --------
Long-lived assets:
       Domestic operations                                          $13,215          $8,979
       International operations - primarily Europe                       73              76
                                                                    -------         --------
                                                                    $13,288          $9,055
                                                                    -------         --------
                                                                    -------         --------

No single customer accounted for greater than 10% of total revenues in any period presented.

SUBSEQUENT EVENTS

         On September 30, 1999, Asymetrix entered into a securities purchase agreement with Marshall Capital Management, Inc. and Vulcan Ventures to purchase Series A Convertible Stock. Marshall Capital Management, Inc. has agreed to purchase 6,000 shares for $6 million and Vulcan Ventures has agreed to purchase 4,000 shares for $4 million. The funds were received on October 6, 1999. These shares converted to an aggregate total 1.29 million shares of common stock when the S-3 registration statement became effective.

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

OVERVIEW

         Asymetrix provides a variety of learning solutions designed to help organizations more effectively organize, manage, increase and use knowledge as a competitive advantage. These solutions make up two primary lines of business:
(1) a comprehensive "behind the firewall" enterprise learning solution that consists of a technology platform and related professional services; and (2) click2learn.com, an Internet learning portal announced in July 1999 and providing a single source for both Internet-delivered online learning content and more traditional forms of learning such as books, video tapes, CD-ROMs, and instructor-led courses, as well as a means to create and publish online learning courses.

         Asymetrix's enterprise learning technology platform includes (1) ToolBook II Instructor and ToolBook II Assistant, which enable customers to author online learning applications, (2) Librarian and Ingenium, learning management and skills assessment systems designed to enable customers to deploy and manage all aspects of their training needs, and (3) a library of learning content published by third parties. Asymetrix's professional services include strategic consulting, custom development of learning content, systems integration and training services to enable organizations to develop, implement and maintain a learning solution that is tailored to its unique needs.

         Click2learn.com is an Internet learning portal that provides a single source where organizations or individuals can obtain learning content from a variety of well-known vendors for online delivery over the Internet or in tangible formats such as books, videos and CD-ROMs, as well as the ability to register online for instructor-led training provided by a variety of vendors. Click2learn.com also includes click2learn.publisher, a free server-based authoring tool with which users can create their own online learning courses, publish and distribute them through click2learn.com, and earn royalties on any purchases of such courses. The click2learn.com site can be customized to include the look and feel of customers' intranets or of other high-traffic Internet sites, allowing it to be adopted as the integrated "training channel" for these sites.

         Click2learn.com will formally launch in the fourth quarter of 1999. Therefore, no significant revenue from click2learn.com is expected in 1999. Asymetrix will incur incremental marketing and site development expenses associated with the learning portal during the remainder of 1999. To reflect the strategic importance of the click2learn.com learning portal and the planned integration of its current products and services with click2learn.com, Asymetrix began doing business as "click2learn.com, inc." in October, 1999, and has begun the process of amending its Certificate of Incorporation to formally change its corporate name.

         Since July 1997, Asymetrix has completed ten acquisitions that were accounted for using the purchase method of accounting, including the acquisition of Pixelmedia Visual Communications, Inc. ("Pixelmedia"), an online learning development firm based in Richmond, British Columbia, in July 1999. In connection with that acquisition, Asymetrix issued 100,000 shares of common stock and paid approximately $500,000 to acquire all of the issued and outstanding capital stock of Pixelmedia and to retire debts owed by Pixelmedia to its principal shareholders.

         Because these acquisitions were accounted for using the purchase method of accounting, Asymetrix's historical consolidated financial statements do not include results of operations, financial position or cash flows of these entities prior to their respective dates of acquisition. In connection with these ten acquisitions, Asymetrix has recorded an aggregate of approximately $11.4 million in goodwill, of which approximately $1.5 million will be amortized on a straight-line basis over a five-year life and approximately $9.7 million will be amortized over a fifteen-year life. If Asymetrix were to incur additional charges for acquired in-process research and development and amortization of goodwill with respect to any future acquisitions, Asymetrix's business, operating results and financial condition could be materially and adversely affected.

         In July 1998, Asymetrix acquired Meliora Systems Inc., which was accounted for under the pooling of interests method. The consolidated financial statements of Asymetrix have been restated to give effect to the combination as if the companies had been combined since their inception.

         Asymetrix incurred net losses of $13.7 million in 1997, $5.2 million in 1998 and a net loss of $6.8 million in the nine months ended September 30, 1999, and has yet to achieve operating income or net income under its online learning business model. Asymetrix's limited operating history under this business model, and the emerging nature of the market for online learning among other factors, make prediction of Asymetrix's future operating results difficult. Although Asymetrix has experienced revenue growth in certain recent periods, those growth rates may not be sustainable or indicative of future growth rates and, therefore, they should not be considered indicative of future operating results. In addition, Asymetrix intends to continue to invest in various aspects of its online learning business, and in particular in its click2learn.com learning portal. As a result, Asymetrix expects to continue to incur operating losses at least through 1999. Asymetrix may not achieve profitability or, if profitability is achieved, it may not be sustained.


RESULTS OF OPERATIONS

         The following table presents Asymetrix's results of operations as a percentage of total revenue for the periods indicated.

                                                  Three Months                    Nine Months
                                              Ended September 30,             Ended September 30,
                                             ----------------------------    --------------------------
                                                1999               1998          1999            1998
                                             -----------        ---------    -----------      ---------
                                                  %               %                %              %
                                             -----------        ---------    -----------      ---------
Revenue:
 Product revenue:
   Online learning products                         37               31              37            30
   Other products                                    6               18               5            15
                                             -----------        ---------    -----------      ---------
        Total product revenue                       43               49              42            45
 Services revenue                                   57               51              58            55
                                             -----------        ---------    -----------      ---------
         Total revenue                             100              100             100           100
Cost of revenue:
 Product revenue:
   Online learning products                          3                3               3             3
   Other products                                    3                2               2             3
                                             -----------        ---------    -----------      ---------
         Total cost of product revenue               6                5               5             6
 Services revenue                                   41               36              41            36
                                             -----------        ---------    -----------      ---------
         Total cost of revenue                      47               41              46            42
Gross margin                                        53               59              54            58
Operating expenses:
    Research and development                        21               17              20            18
    Sales and marketing                             42               39              44            41
    General and administrative                      15               15              16            17
   Amortization of goodwill                          3                2               3             2
                                             -----------        ---------    -----------      ---------
         Total operating expenses                   81               73              83            78
                                             -----------        ---------    -----------      ---------
Loss from operations                               -28              -14             -29           -20
Other income(loss), net                              2                3               2             9
                                             -----------        ---------    -----------      ---------
Net loss                                           -26              -11             -27           -11
                                             -----------        ---------    -----------      ---------

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUE. Total revenue of $9.1 million was unchanged for the three months ended September 30, 1998 and 1999. Total revenue decreased 2% from $25.7 million in the nine months ended September 30, 1998 to $25.1 million in the nine months ended September 30, 1999.

         Online learning product revenue increased 20% from $2.8 million in the three months ended September 30, 1998 to $3.4 million in the three months ended September 30, 1999. Online learning product revenue increased 22% from $7.7 million in the nine months ended September 30, 1998 to $9.4 million in the nine months ended September 30, 1999. The increase in online learning product revenue was due primarily to increased demand for Asymetrix's online learning products because of Asymetrix's focus on the online learning market. Other product revenue decreased 70% from $1.7 million in the three months ended September 30, 1998 to $513 thousand in the three months ended September 30, 1999. Other product revenue decreased 69% from $4.0 million in the nine months ended September 30, 1998 to $1.2 million in the nine months ended September 30, 1999. Other product revenue consists of revenue from Asymetrix's products that are not targeted at the online learning market, many of which have been discontinued or divested over the past years. Total product revenue decreased 14% from $4.5 million in the three months ended September 30, 1998 to $3.9 million in the three months ended September 30, 1999, reflecting the increase in online learning product revenue. Total product revenue decreased 9% from $11.7 million in the nine months ended September 30, 1998 to $10.6 million in the nine months ended September 30, 1999, reflecting the decrease in other product revenue. As a result of Asymetrix's strategy to focus on the online learning market, Asymetrix anticipates that future growth in product sales, if any, will be attributable to its online learning products and that its other product revenue will continue to decrease in the future.

         Services revenue increased 12% from $4.6 million in the three months ended September 30, 1998 to $5.2 million in the three months ended September 30, 1999. Services revenue increased 3% from $14.0 million in the nine months ended September 30, 1998 to $14.5 million in the nine months ended September 30, 1999.

         During the quarter, sales and marketing agreements were signed separately with Go2Net, Inc. and VerticalNet, Inc. Both firms will use co-branded, customized version of our click2learn.com learning portal to make training available to millions of their users. Revenues from content and advertising sales generated by each of these implementations will be shared between click2learn.com and each partner. Both implementations are scheduled to go live during the fourth quarter 1999. These agreements do not include minimum revenue guarantees to the company therefore, it is uncertain whether they will contribute to future revenue growth.

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

         Total cost of revenue increased 14% from $3.7 million in the three months ended September 30, 1998 to $4.2 million in the three months ended September 30, 1999. Total cost of revenue increased 8% from $10.8 million in the nine months ended September 30, 1998 to $11.7 million in the nine months ended September 30, 1999.

         Cost of online learning products revenue increased 12% from $231,000 in the three months ended September 30, 1998 to $258,000 in the three months ended September 30, 1999. Cost of online learning products revenue decreased 7% from $709,000 in the nine months ended September 30, 1998 to $662,000 in the nine months ended September 30, 1999. The decrease was due primarily to lower per unit costs. Cost of other products revenue increased 22% from $208,000 in the three months ended September 30, 1998 to $254,000 in the three months ended September 30, 1999. Cost of other products revenue decreased 35% from $785,000 in the nine months ended September 30, 1998 to $512,000 in the nine months ended September 30, 1999. The decline was due to decreased sales of Asymetrix's other products. Total cost of product revenue increased 17% from $439,000 in the three months ended September 30, 1998 to $512,000 in the three months ended September 30, 1999. Total cost of product revenue decreased 21% from $1.5 million in the nine months ended September 30, 1998 to $1.2 million in the nine months ended September 30, 1999.

         Total products gross margin decreased from 90% in the three months ended September 30, 1998 to 87% in the three months ended September 30, 1999. Total products gross margin increased from 87% in the nine months ended September 30, 1998 to 89% in the nine months ended September 30, 1999.

         Cost of services revenue increased 14% from $3.3 million in the three months ended September 30, 1998 to $3.7 million in the three months ended September 30, 1999. Cost of services revenue increased 13% from $9.3 million in the nine months ended September 30, 1998 to $10.5 million in the nine months ended September 30,

1999. The increase was due primarily to increased personnel costs associated with over capacity throughout most of the nine months.

         Services gross margin decreased from 29% in the three months ended September 30, 1998 to 28% in the three months ended September 30, 1999. Services gross margin decreased from 34% in the nine months ended September 30, 1998 to 28% in the nine months ended September 30, 1999. Asymetrix anticipates that cost of services revenue will increase in absolute dollars if it adds additional professional services personnel. To the extent services revenue increases relative to product sales revenue as a percentage of total revenue, overall gross margins would decline.

OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products and new product versions and consist primarily of salaries, depreciation of development equipment, supplies and overhead allocations. Research and development expenses increased 20% from $1.6 million in the three months ended September 30, 1998 to $1.9 million the three months ended September 30, 1999. Research and development expenses as a percentage of total revenue increased from 17% in the three months ended September 30, 1998 to 21% in the three months ended September 30, 1999. Research and development expenses as a percentage of total revenue increased from 18% in the nine months ended September 30, 1998 to 20% in the nine months ended September 30, 1999. The increase was attributable to incremental expenses associated with the click2learn.com learning portal initiative. Asymetrix expects research and development expenses to increase in absolute dollars in the future.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of sales and marketing personnel costs, including sales commissions, travel, advertising, public relations, seminars, trade shows and other marketing literature and overhead allocations. Sales and marketing expenses increased 9% from $3.6 million in the three months ended September 30, 1998 and $3.9 million in the three months ended September 30,1999. Sales and marketing expenses as a percentage of total revenue increased from 39% in the three months ended September 30, 1998 to 43% in the three months ended September 30, 1999. Sales and marketing expenses as a percentage of total revenue increased from 41% in the nine months ended September 30, 1998 to 44% in the nine months ended September 30, 1999. The increase in sales and marketing expense was attributable to increases in the size of Asymetrix's direct selling organization. Asymetrix expects that sales and marketing expenses will increase in absolute dollars in the future, as Asymetrix continues to increase its sales and marketing efforts in the online learning market.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other personnel-related expenses for Asymetrix's administrative, executive and finance personnel as well as outside legal and audit costs. General and administrative expenses were unchanged at $1.4 million for the three months ended September 30, 1998 and for the three months ended September 30, 1999. General and administrative expenses decreased 7% from $4.3 million for the nine months ended September 30, 1998 to $4.0 million for the nine months ended September 30, 1999. General and administrative expenses as a percentage of total revenue was unchanged at 15% for the three months ended September 30, 1998 compared to the three months ended September 30, 1999. General and administrative expenses as a percentage of total revenue decreased from 17% to 16% in the nine months ended September 30, 1998 compared to the nine months ended September 30, 1999. Asymetrix expects that general and administrative expenses will increase in absolute dollars in the future as Asymetrix incurs additional costs (including directors' and officers' liability insurance, investor relations programs and increased professional fees) related to being a public company.

AMORTIZATION OF GOODWILL

         Amortization of goodwill expense relates to the amortization of excess purchase price over net assets from acquired companies recorded under the purchase method of accounting. For the three months ended September 30, 1998, Asymetrix recognized $213,000 of amortization of goodwill and for the three months ended September 30, 1999, recognized $239,000 of amortization of goodwill. For the nine months ended September 30, 1998, Asymetrix recognized $592,000 of amortization of goodwill and for the nine months ended September 30, 1999, recognized $678,000 of amortization of goodwill. The acquisition of Pixelmedia in July of 1999 is expected to generate approximately $15,000 of additional amortization of goodwill expense per quarter for the next 15 years.

OTHER INCOME
         Asymetrix recorded no other expense in the three months ended September 30, 1998 and in the three months ended September 30, 1999. Asymetrix recorded no other expense in the nine months ended September 30, 1998 and in the nine months ended September 30, 1999. Other interest income, net was $281,000 in the three months ended September 30, 1998 and $137 thousand in the three months ended September 30, 1999. Other interest income, net was $280,000 in the nine months ended September 30, 1998 and $577,000 in the nine months ended September 30, 1999. The increase was due to interest earned on Asymetrix's higher cash and cash equivalents balance as a result of its initial public offering. Equity in income (losses) from Infomodelers was $2.2 million in the nine months ended September 30, 1998, representing Asymetrix's equity in the net income (losses) from Infomodelers in such periods and $0 in the nine months ended September 30, 1999. Equity in income (losses) from Infomodelers in 1998 resulted from the sale by Infomodelers of substantially all of its assets to Visio Corporation.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, Asymetrix had cash and cash equivalents totaling $14.1 million, a decrease of $7.6 million from December 31, 1998. The net decrease in cash and cash equivalents was due primarily to $8.9 million used in operating activities, $2.0 million used in investing activities, and $3.4 million provided by financing activities. At September 30, 1999, the principal source of liquidity for Asymetrix was $20.8 million in working capital.

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

         At this time Asymetrix has substantially completed its review of both its mission critical information technology systems (including finance, order processing, customer service, project management, and sales management) and its second tier information technology systems (including its network servers, network software and widely used software applications), and believes that those systems are substantially year 2000 compliant. Asymetrix expects to continue final implementation and testing of year 2000 compliance activities throughout calendar 1999. Asymetrix has no current plans to perform an assessment of imbedded technology outside of its information technology systems, and believes that the failure of any such imbedded technology to be year 2000 compliant will not have a material effect on Asymetrix's business. Asymetrix has no current plan to retain any outside consultants to assist in its year 2000 compliance activities.

         Asymetrix will not send detailed questionnaires to vendors and service providers to certify year 2000 readiness, but Asymetrix has obtained or relied upon published assurances of year 2000 compliance in relation to purchases of new information technology systems and Asymetrix has conducted its own internal year 2000 analysis of its vendors and service providers. While Asymetrix has not broadly surveyed its vendors and service providers for year 2000 compliance, Asymetrix has reviewed publicly available information related the year 2000 compliance status of its material vendors to help determine their level of year 2000 compliance. Asymetrix does not rely on products and services provided by any single vendor in the conduct of its business, and believes that even if the ability of one of its suppliers to provide goods or services was negatively impacted by a year 2000 problem, alternative sources would be available to supply such goods and services on commercially reasonable terms.

         Asymetrix will not send questionnaires to its customers to independently verify its customers' level of year 2000 compliance. However, most of Asymetrix's significant customers are large business enterprises and government agencies which Asymetrix believes are devoting significant resources to ensuring their own internal year 2000 compliance. Asymetrix has received and responded to a large number of detailed year 2000 questionnaires from its customers as a part of their own year 2000 compliance programs, and many of Asymetrix's customers are required to file reports with the SEC disclosing their own year 2000 readiness. Although Asymetrix anticipates that its significant customers will be year 2000 compliant, Asymetrix believes that its customers' or potential customers' year 2000 compliance efforts have affected their purchasing patterns as these companies or agencies expend significant resources and focus personnel on ensuring their own internal year 2000 compliance. Devoting resources and personnel to year 2000 compliance may result in reduced funds available to purchase other products or services and may delay the implementation of new information technology systems such as those offered by Asymetrix, either of which could have a material adverse effect on Asymetrix's business, operating results and financial condition.

         The software, systems and content used in connection with the click2learn.com learning portal were acquired or developed during 1999 with particular attention to year 2000 compliance. All software and systems used in connection with the click2learn.com learning portal and maintained at Asymetrix have been tested for year 2000 compliance. Asymetrix has also received contractual warranties of year 2000 compliance from the providers of key components or services used in connection with click2learn, as well as from the providers of content distributed through click2learn.com.

         Asymetrix estimates that the total cost of evaluating and addressing its year 2000 issues will be approximately $100,000. Asymetrix has spent $9,500 and $19,000 in the three and nine months ending September 30, 1999 and to date, $66,500 in connection with evaluating and addressing year 2000 issues. Such expenditures represented 6% of Asymetrix's total information technology budget. All funds used for evaluating and addressing year 2000 issues are from Asymetrix's information technology budget and no additional budget dollars were allocated specifically to address year 2000 compliance. Therefore, resources devoted to year 2000 compliance are not available for other information technology systems or projects.

         Although Asymetrix does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, Asymetrix may experience serious unanticipated negative consequences and material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third party software, third party hardware and internally developed software, or in the internal systems of its vendors or customers. The most reasonably likely worst case scenarios would include: (1) loss or corruption of data contained in Asymetrix's internal information systems, (2) hardware failure, (3) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, internet services, etc.); and (4) the failure of the internal systems of Asymetrix's vendors or customers, resulting in problems with providing services or making payments to Asymetrix. Asymetrix is undertaking contingency planning at this time and expects its contingency plans to include, among other things, manual work-arounds for software and hardware failures, as well as substitution of systems or vendors, if necessary.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         ASYMETRIX HAS A LIMITED OPERATING HISTORY IN ITS CURRENT MARKETS. Until early 1995, Asymetrix was engaged in various research and development activities and in developing and marketing multimedia authoring products, database and Internet tools, web publishing products and other ancillary products, most of which Asymetrix does not currently sell. Starting in 1995, Asymetrix began to focus its development and marketing efforts on products and services for the enterprise learning market. Asymetrix announced its click2learn.com web site in July 1999, and has not previously hosted, operated and managed an e-commerce web site. Accordingly, Asymetrix has a limited operating history on which to evaluate its current business and prospects.

         Risks Asymetrix faces under its new business models include, but are not limited to, the demand for technology-based training and online learning applications, demand for online learning products and services, broad and timely acceptance of the click2learn.com web site, competition and those other risks described in this section. To address these risks, Asymetrix must, among other things:

         -        successfully introduce and build the click2learn.com web site;
         - attract user traffic and establish relationships with corporate customers and generate revenues from such customers;
         - continue to establish relationships with leading providers of learning content to sell content over the click2learn web site;
         - continue to establish relationships with high-traffic Internet sites and corporate customers for the use of click2learn.com as the "learning channel" for their web sites;
         -        respond to competitive developments;
         -        attract, integrate, retain and motivate qualified personnel;
         -        successfully introduce new products and services; and
         - address and establish new technologies and technology standards.

         Although Asymetrix intends to derive revenue from the click2learn.com web site, the pricing, expense and revenue model for this site has not been broadly tested in the marketplace. If the pricing, expense and revenue model is not acceptable to users, customers, content providers or advertisers, the click2learn.com web site may not be commercially successful. This would seriously harm Asymetrix's business, particularly if it experiences a decline in the growth of revenues from its enterprise learning products and services.

         ASYMETRIX'S OPERATING RESULTS COULD VARY SIGNIFICANTLY FROM QUARTER TO QUARTER. Asymetrix's quarterly operating results have varied significantly in the past and are expected to fluctuate significantly in the future as a result of a variety of factors, many of which are outside Asymetrix's control. Factors that may adversely affect Asymetrix's quarterly operating results include:

         - the demand for technology-based training and demand for online learning solutions;
         - the size and timing of product orders and the timing and execution of professional services engagements;
         -        the mix of revenue from products and services;
         -        the mix of products sold;
         -        the ability to meet client project milestones;
         - market acceptance of Asymetrix's or its competitors' products and services;
         - Asymetrix's ability to develop and market new or enhanced products, and services in a timely manner and the market acceptance of these products and services;

         -        timing of revenues and expenses relating to click2learn.com;
                  and
         -        the timing of revenue recognition.

         Asymetrix's future revenues are difficult to predict and Asymetrix may not be able to adjust spending in response to revenue shortfalls. Asymetrix's limited operating history under its current business model, including click2learn.com, possible acquisitions and the emerging nature of the market make prediction of future revenue and expenses difficult. Expense levels are based, in part, on expectations as to future revenue and to a large extent are fixed in the short term. If Asymetrix is not able to predict future revenue accurately, it may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

         ASYMETRIX IS IN A DEVELOPING MARKET. Corporate training and education has historically been conducted primarily through classroom instruction and has traditionally been performed by a company's internal personnel. Many companies have invested heavily in their current training solutions. Although technology-based training applications have been available for several years, they currently account for only a small portion of the overall training market.

         Accordingly, the future success of Asymetrix will depend upon, among other factors, the extent to which companies adopt technology-based solutions and use the Internet in connection with their training activities, and the extent to which companies utilize the services or purchase products of third-party providers. Many companies that have already invested substantial resources in traditional methods of corporate training may be reluctant to adopt a new strategy that may limit or compete with their existing investments. Even if companies implement technology-based training or online learning solutions, they may still choose to design, develop, deliver or manage all or a part of their education and training internally. If technology-based learning and the use of the Internet for learning do not become widespread, or if companies do not use the products and services of third parties to develop, deliver or manage their training needs, then Asymetrix's products and services, including our click2learn.com web site, may not achieve commercial success.

         COMPETITION. The online learning market is highly fragmented and competitive, rapidly evolving and subject to rapid technological change, with no single competitor accounting for a dominant market share. Because of the lack of significant barriers to entry in its market, Asymetrix expects that new competitors will enter this market in the future. Asymetrix's competitors vary in size and scope and the breadth of products and services offered. Asymetrix faces competition from:

         - developers of multimedia authoring tools with respect to its authoring and authoring support products,
         - sellers of off-the-shelf technology-based training courses that sell management systems with their titles with respect to its learning management systems,
         - many small, regional online learning and technology-based training services businesses,
         - other web sites focused on learning and education, such as learn2.com, headlight.com, fatbrain.com and smartforce.com, with respect to click2learn.com, as well developers or resellers of training content who make their content available over the Internet; and
         - large professional consulting firms and in-house training departments, with respect to all aspects of its enterprise learning solutions.

         Several of Asymetrix's current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources and therefore may be able to respond more quickly to new or changing opportunities, technologies, standards and customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to establish strategic alliances or deliver competing products or services directly to customers. If these competitors were to bundle competing products or services for their customers, the demand for Asymetrix's products and services might be substantially reduced and its ability to market and sell products and services successfully may be substantially diminished. In addition, the existence or announcement of strategic relationships involving Asymetrix's competitors could adversely affect its ability to attract and retain customers.

         DEPENDENCE ON THIRD PARTY RELATIONSHIPS. Asymetrix must pursue distribution relationships with high-traffic web sites in an effort to attract traffic to private-labeled areas of the click2learn.com web site, as well as to the click2learn.com branded areas. There is intense competition for placements on these sites, and Asymetrix may not be able to enter into these relationships on commercially reasonable terms, or at all. Even if Asymetrix enters into distribution relationships with these web sites, they themselves may not attract significant numbers of users. Therefore, Asymetrix may not receive additional users from these relationships. Moreover, Asymetrix may have to pay significant fees to establish these relationships or issue securities to companies that operate these web sites, even if click2learn.com does not receive additional users as a result.

         Asymetrix uses licensed third party technology in its products and in the click2learn.com web site and it licenses content from third parties for the click2learn.com web site. Asymetrix may not be able to continue to license technology or content from third parties. Future licenses to this technology and content may not be available to Asymetrix on commercially reasonable terms or at all. The loss of or inability to obtain or maintain any of these technology or content licenses could result in delays in introduction of new products or could force Asymetrix to discontinue permitting access to portions of the click2learn.com web site until equivalent technology or content, if available, is identified, licensed and integrated. Furthermore, Asymetrix may be subjected to legal claims related to licensed technology or content based on defamation, negligence, product liability, infringement of intellectual property or other legal theories.

         CUSTOMER REQUIREMENTS AND FIXED PRICE ENGAGEMENTS. Asymetrix could face liability from customers if it does not meet their expectations. Many of Asymetrix's professional services engagements require it to develop learning applications to suit unique customer requirements. The failure or inability to meet a customer's expectations or requirements in the performance of services could injure Asymetrix's business reputation or result in a claim for damages, regardless of Asymetrix's responsibility for the failure. Asymetrix attempts to limit contractually its liability for damages arising from product defects, negligent acts, errors, mistakes or omissions in rendering professional services, however, these contractual protections are not always obtained and may not be enforced or otherwise protect Asymetrix from liability for damages. Asymetrix's insurance may not be sufficient to cover one or more claims.

         Many professional services projects are performed on a fixed-price basis rather than on a time and materials basis. If Asymetrix does not accurately predict the costs of these projects, it could incur unexpected costs. If Asymetrix does not complete fixed-price engagements within budget, on time and to clients' satisfaction, Asymetrix would bear the risk of cost overruns.

         KEY PERSONNEL. Asymetrix's future success depends on the performance of senior management team and other key employees, and on its ability to attract, integrate, motivate and retain additional highly skilled technical, sales and marketing, and professional services personnel. There is intense competition for these personnel. Asymetrix does not have employment agreements with most of its executives or other key employees. In addition, Asymetrix does not maintain key person life insurance for any officers or key employees.

         INTELLECTUAL PROPERTY. Despite Asymetrix's precautions, it may be possible for a third party to copy or otherwise obtain and use its intellectual property or trade secrets without authorization. In addition, others could independently develop substantially equivalent intellectual property. Litigation may be necessary in the future to enforce Asymetrix's intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of management and technical resources.

         From time to time Asymetrix has received, and may in the future receive, notice of claims of infringement of other parties' proprietary rights. Infringement or other claims could be asserted or prosecuted against Asymetrix in the future. Any such claims, with or without merit, could be time-consuming, and result in costly litigation and diversion of technical and management personnel. They could also cause product shipment delays or require Asymetrix to develop non-infringing technology or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on reasonable terms, or at all.

         GENERAL ECONOMIC CONDITIONS. Asymetrix's revenues are subject to fluctuation as a result of general economic conditions. A significant portion of Asymetrix's revenues are derived from the sale of products and services to Fortune 1000 companies or government agencies, which historically have adjusted their expenditures for education and training during economic downturns. Should the economy weaken in any future period, these organizations may not increase or may reduce their expenditures on education and training, which could have an adverse effect on Asymetrix's business

         STOCK PRICE VOLATILITY. The market price of Asymetrix common stock has been highly volatile since its initial public offering. The stock market in general, and the stock prices of technology companies in particular, has experienced significant price and volume fluctuations. Factors that may have an impact on the price of our stock include:


         -        fluctuations in our operating results;
         - announcements of technological innovations or new products or services by us or our competitors;
         -        analysts' reports and projections; and
         -        general market conditions.

         In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. This type of litigation could result in substantial costs and a diversion of management's attention and resources.

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

PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         PROEDUCATION INTERNATIONAL, INC. V. ASYMETRIX CORP. ET AL, cause no. 1999-32584 District Court, 125th Judicial District, Harris County, Texas. This lawsuit was filed in July 1999 and alleges that Asymetrix conspired with several other named defendants to misappropriate certain intellectual property of the plaintiff and engaged in other tortuous activities to the detriment of the plaintiff. Asymetrix has undertaken an investigation of the allegations in the suit and believes that they are without merit. Asymetrix intends to conduct a vigorous defense of the suit and to seek to have the suit dismissed as soon as possible.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 1, 1999 the Company issued 100,000 shares of common stock and paid approximately $500,000 to acquire all of the issued and outstanding capital stock of Pixelmedia Visual Communications, Inc. ("Pixelmedia") and to repay debts owed by Pixelmedia to its principal stockholders. The shares were issued to two individual shareholders of Pixelmedia as partial consideration for such shareholders' capital stock in Pixelmedia. The issuance of common stock was a private placement in an offshore transaction pursuant to Regulation S, as amended (the "Act"), in that the shares were issued to two individuals who certified to Asymetrix that they are not U.S. persons and were not acquiring the shares for the account or benefit of any U.S. persons and who agreed to resell such shares only in accordance with the provisions of Regulation S or pursuant to a registration statement or exemption from registration, and the certificates representing the shares bear restrictive legends to that effect.

         On August 18, 1999 Asymetrix sold 428,571 shares of common stock to Go2Net, Inc. for an aggregate purchase price of $3,000,000 in cash, and issued Go2Net, Inc. warrants for the purchase of an additional 428,571 shares of common stock at an exercise price of $7.00 per share. The sale of shares and warrants was made pursuant to Rule 506 of Regulation D and/or Section 4(2) under the Securities Act of 1933 as amended ("the Act") and was therefore exempt under
Section 4(2) of the Act. The shares and warrants were sold to a single accredited investor, there was no general solicitation or advertising in connection with the sale of the shares and warrants, and Asymetrix exercised reasonable care to assure that the purchaser was not an underwriter with the meaning of Section 2(11) of the Act. The proceeds will be used for working capital requirements.

         The warrants are exercisable at any time prior to 5:00 p.m. Pacific time on August 18, 2004 in whole or in part upon the payment of the exercise price for the number of shares with respect to which the warrants are being exercised. In addition, the warrants may be exercised on a net exercise base, pursuant to which the exercise price for an exercise of warrants is paid by the cancellation of a portion of the shares being exercised having a fair market value equal to the exercise price for all the shares being exercised. However, a net exercise may only be made if there is not an effective registration statement in place on the date of such exercise covering the resale of the warrant shares. A registration statement on Form S-3 is currently effective for the resale of the shares of common stock purchased by Go2Net and issuable upon exercise of the warrants.

         In connection with Asymetrix's initial public offering, it registered for public sale 3,000,000 shares of common stock, all of which were sold by Asymetrix. The Securities and Exchange Commission, as amended, declared the Registration Statement on Form S-1 (Registration No. 333-49037), effective on June 11, 1998. NationsBanc Montgomery Securities LLC was the managing underwriter of the IPO. The IPO commenced on June 12, 1998, and terminated following the sale of all of the securities registered under the Registration Statement, plus an additional 25,000 shares pursuant to the exercise of the underwriters' over-allotment option. The common stock was offered and sold to the public at $11.00 per share, for aggregate consideration of $33,275,000, of which Asymetrix received net proceeds of $29,331,000.

         From the effective date of the Registration Statement through September 30, 1999, Asymetrix has incurred an estimated $3,944,000 in expenses in connection with the issuance and distribution of the common stock, including underwriting discounts and commissions of $2,329,250 and other expenses of $1,614,750. No finders' fees or expenses were paid to or for the underwriters. None of these payments were made, directly or indirectly, to: (1) directors or officers of Asymetrix, or their associates; (2) persons owning ten percent or more of any class of equity securities of Asymetrix; or (3) affiliates of Asymetrix.

         From the effective date of the Registration Statement through September 30, 1999, Asymetrix has applied approximately $18 million of the offering proceeds to working capital requirements. None of these payments were made, directly or indirectly, to: (1) directors or officers of Asymetrix, or their associates; (2) persons owning ten percent or more of any class of equity securities of Asymetrix; or (3) affiliates of Asymetrix. To date, Asymetrix believes that it has used the offering proceeds in a manner consistent with the use of proceeds described in the Registration Statement. The remaining offering proceeds is invested in short-term marketable debt securities, money market funds and other cash equivalents.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Asymetrix intends to hold a stockholder meeting on November 23, 1999 to approve an amendment of its Certificate of Incorporation to change its name to click2learn.com, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  2 Share Purchase Agreement dated July 1, 1999 by and among Asymetrix and the shareholders of Pixelmedia Visual Communications, Inc.

                  10-1 Securities Purchase Agreement dated August 18, 1999 by and between Asymetrix and Go2Net Inc.*

                  10-2 Common Stock Purchase Warrant dated August 18, 1999 issued to Go2Net, Inc.*

                  27       Financial Data Schedule

* These exhibits are incorporated herein by reference to Asymetrix's Registration Statement on Form S-3 (Registration no. 333-87425)

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the three months ended September 30, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ASYMETRIX LEARNING SYSTEMS, INC.


  November 15, 1999                       /s/ John D. Atherly
----------------------------    -----------------------------------------------
         Date                               John D. Atherly
                                  Vice President, Finance and Administration
                                      and Chief Financial Officer
                                (Duly Authorized Officer and Chief Accounting
                                                  Officer)

                                  EXHIBIT INDEX


                  2 Share Purchase Agreement dated July 1, 1999 by and among Asymetrix and the shareholders of Pixelmedia Visual Communications, Inc.

                  27       Financial Data Schedule