Form 10-K
period 1999-12-31
ASYMETRIX LEARNING SYSTEMS INC
filed 2000-03-30
CIK 1052327

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                        COMMISSION FILE NUMBER 000-24289

                              CLICK2LEARN.COM, INC.
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
                     COMMON STOCK, $0.01 PAR VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No
                                          ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of common stock held by non-affiliates of the registrant as of March 15, 2000 was $161,193,711.

The number of shares outstanding of the registrant's common stock as of March 15, 2000 was 16,666,473.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held are incorporated by reference into Part III.

                              CLICK2LEARN.COM, INC.

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                      INDEX


PART I

Item 1.   Business.................................................................................................   3
Item 2.   Properties...............................................................................................  13
Item 3.   Legal Proceedings........................................................................................  13
Item 4.   Submission of Matters to a Vote of Security Holders......................................................  14
Item 4a.  Executive Officers.......................................................................................  14

PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters.....................................  17
Item 6.   Selected Financial Data..................................................................................  19
Item 7.   Management's Discussion and Analysis of Results of Operations and Financial Condition....................  20
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk...............................................  30
Item 8.   Financial Statements and Supplementary Data..............................................................  31
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures....................  53

PART III

Item 10.  Directors and Executive Officers of the Registrant.......................................................  53
Item 11.  Executive Compensation...................................................................................  53
Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................................  53
Item 13.  Certain Relationships and Related Transactions...........................................................  53

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................................  53
Signatures.........................................................................................................  56

                                     PART I

         EXCEPT FOR HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING CLICK2LEARN.COM'S ANTICIPATED COSTS AND EXPENSES AND REVENUE MIX. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THOSE STATEMENTS INCLUDING THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES" AND SIMILAR LANGUAGE. CLICK2LEARN.COM'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS". YOU SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS CLICK2LEARN.COM FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q THAT CLICK2LEARN.COM WILL FILE IN 2000. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. CLICK2LEARN.COM UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

ITEM 1.  BUSINESS

OVERVIEW AND HISTORY

         Click2learn.com, inc. ("click2learn"), formerly known as Asymetrix Learning Systems, Inc., provides e-learning solutions designed to help organizations more effectively capture, organize, manage, disseminate and use knowledge as a competitive advantage. Click2learn conducts two primary lines of business related to e-learning:

         - the click2learn.com network, an Internet based-application service solution for the delivery and management of e-learning over the Internet, including the click2learn.com e-learning portal, an e-commerce site for the purchase of web-delivered learning as well as more traditional forms of learning such as books, video tapes, CD-ROMs and instructor-led training, and a free system to allow subscribers to author and publish e-learning content; and

         - a comprehensive enterprise e-learning solution designed for implementation on a customer's own internal information systems.

To support these solutions, click2learn also offers its customers a range of authoring solutions for the capture of knowledge and the creation of e-learning courses as well as a comprehensive array of professional services including strategic consulting, e-learning development, training and support.

         The click2learn.com network is a network of learning web sites based on click2learn's web site at www.click2learn.com that are hosted and operated by click2learn for its customers. The click2learn.com network includes: (1) private corporate e-learning sites supported on an application service provider basis for internal use by the organizations' employees; (2) public co-branded e-learning sites established in connection with corporate web sites or Internet portals where users can purchase both e-learning content for delivery over the Internet, traditional learning materials in tangible formats, and seats in instructor-led training courses; and (3) the click2learn.com e-learning portal, a click2learn branded public e-commerce site where users can purchase both e-learning content for delivery over the Internet, traditional learning materials in tangible formats, and seats in instructor-led training courses. The web sites on the click2learn.com network are based on a standard template that is configured to include the look and feel of click2learn's customers' internal or external web sites, appearing to the end user as the integrated "learning channel" for these sites.

         One of the most unique features of click2learn's solution is a "server-side" authoring tool, called CLICK2LEARN.AUTHOR-TM-, and a similar publishing tool, called CLICK2LEARN.PUBLISHER-TM- , that users can access with only a standard web browser to create brand new, interactive web-based courseware, and to upload existing knowledge objects such as Microsoft Word or PowerPoint files. Most public and private web sites on the click2learn.com network also include these authoring and publishing tools with which their users can create their own e-learning courses and publish them throughout the click2learn.com network. Both the owner of the click2learn.com network site where the course was published and the individual author can earn royalties if such courses are purchased anywhere on the click2learn.com network, as can the owners of the click2learn.com network sites through which such courses are sold.

         Click2learn's enterprise e-learning solution includes Ingenium-TM-, a learning management and skills assessment system to enable customers to deploy and manage all aspects of their learning needs and to assess the skills and learning needs of their employees. The Ingenium system supports the management and delivery of multiple types of learning activities within an organization including instructor-led training, training delivered on CD-ROM or e-learning courses delivered over an organization's intranet. The Ingenium system also allows an organization to closely match and track all employees' readiness to perform their job functions based on the analysis of the skills required to accomplish any tasks, and the analysis of the training an employee has completed as compared to that required for the job. Ingenium's skill inventory also allows an enterprise to locate employees with a particular skill--for example, someone fluent in Japanese--by doing a quick search of the Ingenium database.

         Click2learn's professional services related to both the click2learn.com network and its enterprise e-learning solution include consulting on e-learning initiatives, custom development of e-learning content, systems and content integration, and training. The custom development group uses a collaborative, application service provider (ASP) approach to developing content that allows click2learn to rapidly create multiple hours of web-based courseware in a relatively short development cycle. Click2learn also offers ToolBook II Instructor-TM- and ToolBook II Assistant-TM-, products to enable customers to easily create and deploy e-learning courses in conjunction with either the click2learn.com network or its enterprise e-learning solution, or on a stand-alone basis. Click2learn's combination of technology and services enable organizations to establish and maintain an e-learning solution that is tailored to their unique needs.

         Click2learn was originally incorporated as Asymetrix Corporation in the State of Washington in 1984. Prior to focusing on the e-learning market, click2learn developed and marketed a wide range of software products. As a result of click2learn's decision to focus on e-learning, between October 1996 and July 1998, click2learn divested several product lines and made a number of acquisitions to strengthen its position in the market, and changed its name to Asymetrix Learning Systems, Inc. Click2learn also focused its research and development efforts on products for e-learning and began developing a professional services organization through internal growth and acquisition. In connection with its initial public offering in June 1998, click2learn reincorporated as a Delaware corporation through a merger with a Delaware subsidiary. In July 1999, click2learn announced the launch of the click2learn.com network and in November 1999, formally changed its name to click2learn.com, inc. to reflect the long-term strategic importance of the click2learn.com network and its application service provider business.

PRODUCTS AND SERVICES

         Click2learn offers a solutions-based approach to e-learning for business and professionals, with implementation strategies to address each customer's unique needs. Click2learn provides its customers with needs analysis and consulting, e-learning authoring and management products, custom e-learning content development, a wide variety of e-learning content published by third parties, e-learning hosting services and e-learning systems integration services.

         The click2learn e-learning solution includes the following products and services:

         THE CLICK2LEARN.COM NETWORK

         THE CLICK2LEARN.COM E-LEARNING PORTAL. The e-learning portal at www.click2learn.com provides the underlying technology platform for all of the web sites in the click2learn.com network. At the e-learning portal, click2learn has aggregated an extensive catalog of learning materials from third party publishers in a wide variety of formats including e-learning courses delivered over the Internet, learning materials in tangible formats such as video tapes, books, CD-ROMS and spaces in instructor-led training courses. As of March 15, 2000, click2learn had signed contracts with publishers to offer approximately 7,000 Internet-deliverable e-learning and tangible media titles at the click2learn.com e-learning portal. The learning titles cover a wide variety of technical, professional and business subject areas such as information technology systems, including certification courses, end user software applications, and finance and career development. Click2learn acts as an aggregator of third party content and does not currently own any of the content sold through the click2learn.com network. Click2learn has established relationships with the following publishers to offer their titles through the click2learn.com e-learning portal:

ActiveEducation                         KnowHowZone                             OTSI
Applied Learning Systems                Knowledge Quest                         Productivity Point Intl
Catapult                                KT Solutions                            Richard Chang Associates
Competence Software                     Learn2.com                              SkillSoft
ComputerPREP                            LearnKey                                Skills Online
Crisp Publications                      Macmillan Publications                  Triad Healthcare Technologies
CyberStateU.com                         Maxim Training                          TRO Learning, Inc.
DiscoverWare                            NETg                                    University Access
FirstNet Learning                       netSyndicate                            Velocity Business Publishing
InfoSource, Inc.                        NIIT                                    Vital Learning
Infotec                                 Onlinelearningguide.com                 Vivid Concepts
Intellexis International                Onyx Interactive                        youachieve.com
Jossey-Bass Publishers

         The prices charged by click2learn for learning titles varies depending on the title and the number of licensed users, and whether the learning titles are purchased individually or in bundled "productivity packs." Purchases through the e-learning portal are made via credit card using standard e-commerce and Internet security technology. Click2learn generally pays publishers of commercially-available learning titles a portion of their list prices for titles sold through the e-learning portal, as well as through any other sites on the click2learn.com network. Click2learn does not maintain an inventory of tangible materials and places an order with the publisher when tangible materials (hard goods) are purchased through the e-learning portal or other sites on the click2learn.com network. The publisher or its fulfillment firm then ships the materials directly to the customer. Click2learn assumes all customer credit risk.

         The click2learn e-learning portal also includes the unique CLICK2LEARN.PUBLISHER and CLICK2LEARN.AUTHOR publishing and authoring tools which are available free to registered users of the e-learning portal. These tools enable subject matter experts to easily develop courses and to publish those courses as well as existing spreadsheets, documents or presentations (referred to as knowledge objects) to the e-learning portal's master catalog, where they are available to be included in the catalogs of any other site throughout the click2learn.com network. If a course or knowledge object is purchased anywhere on the click2learn.com network, the author can receive a royalty on click2learn's revenue from the sale, as can the owners of the sites from which the course or knowledge object was published and through which the course or knowledge object was purchased.

         CORPORATE E-LEARNING SITES. Click2learn also hosts and operates corporate e-learning sites that link to the e-learning portal at which an organization provides learning titles for use within the organization. Corporate e-learning sites are configured to match the look and feel of customers' internal intranets to provide the appearance of an integrated learning channel. Corporate e-learning sites include CLICK2LEARN.MANAGER-TM-, which provides basic site management and administration functionality. Click2learn branding on these sites is maintained by the inclusion of the "Powered by click2learn.com" logo. Corporate e-learning sites generally offer a catalog determined by the customer that includes a selection of off-the-shelf titles from the master catalog at the e-learning portal together with custom courses specific to the customers' internal operations or procedures. Custom courses offered on a corporate e-learning site may be developed by the customers' internal training development organization using either commercially-available tools (such as click2learn's ToolBook II Instructor or Assistant) or the free authoring and publishing tools (CLICK2LEARN.AUTHOR and CLICK2LEARN.PUBLISHER), or by click2learn's professional services organization, which can also integrate a customer's existing training content with the e-learning site.

         Click2learn generally charges its customers a fee for the initial set-up and configuration of a corporate e-learning site and also charges monthly hosting fees based on the amount of storage required for any private e-learning content hosted on the corporate e-learning site that is not created with the free authoring and publishing tools. There is no hosting fee for e-learning courses from the master catalog available on the e-learning portal or for private e-learning courses created with the free CLICK2LEARN.AUTHOR authoring tool. Click2learn is paid for all purchases through the corporate e-learning site of learning titles from the click2learn.com master catalog. Billing accounts can be established for different segments of the customers' businesses such as departments or divisions, or other segments as determined by the customers. Click2learn also offers a variety of advanced learning management tools on an application service provider basis for additional fees. These additional tools allow training administrators to assign particular courses or curricula to employees or groups of employees and to track the progress and performance of individuals or groups of employees.

         CO-BRANDED INTERNET PORTALS AND PUBLIC SITES. Click2learn also hosts and operates e-learning sites based on the e-learning portal for other Internet portals or for corporate customers that desire to sell learning content to their customers. Click2learn believes these sites are attractive to other Internet portal sites because they offer a means not only to increase the number of users of such sites but also as a means to generate revenue from those users and to keep them visiting the site for longer periods of time. Click2learn believes these sites are also attractive to corporate customers who see the opportunity to provide training and certification to customers, suppliers, resellers and other business partners.

         Like the corporate e-learning sites, these co-branded e-learning sites are configured to match the look and feel of customers' Internet portal sites or public web sites and provide the appearance of an integrated learning channel, with click2learn branding maintained by the inclusion of the "Powered by click2learn.com" logo. Co-branded public e-learning sites also generally offer a catalog determined by the customer that includes a selection of titles from the master catalog at the click2learn.com e-learning portal and private courses specific to the interests of their customers or business partners. Most co-branded e-learning sites also include the free authoring and publishing tools. If the Internet portal or corporate customer elects to allow its users to make e-learning courses developed with the free authoring and publishing tools available throughout the click2learn.com network, both the individual author and the Internet portal or corporate customer can earn royalties on any purchases of those courses through the e-learning portal or any other sites on the click2learn.com network.

         Click2learn,generally, does not charge a fee for hosting content from the e-learning portal on co-branded e-learning sites but may charge fees for hosting. In addition, click2learn will receive the revenue for any sales of learning content made though the click2learn.com network. Click2learn will then pay a portion of that revenue to the publisher (and in some cases the author) of the learning content and to the owner of the co-branded e-learning site where a purchase is made. Click2learn will also pay the owner of a co-branded e-learning site if content published to the click2learn.com network from that site is purchased through another site on the click2learn.com network.

CLICK2LEARN PRODUCTS

         INGENIUM. Ingenium is a skills and competency-based learning management system designed to manage all facets of learning, and is the centerpiece of click2learn's enterprise learning management solution for both e-learning and instructor-led training. Through its AICC compliant interface and content adapter technology, Ingenium manages the assignment, scoring and tracking of e-learning content from SmartForce and NETg, as well as e-learning created using click2learn's ToolBook II Instructor or Assistant, or authoring tools from Macromedia and QuestionMark. Ingenium also manages the resources and logistics involved in delivering instructor-led training, such as scheduling classrooms and instructors and managing attendance. Ingenium offers tools to help organizations maximize their return on investment such as the Qualified

Employee Finder tool, which searches for employees who have a particular set of skills, such as fluency in a foreign language; the Organizational Health tool, which measures skills and skill deficiencies at an organizational level; Learning Maps, which prescribe available learning based on a job or organizational requirements; and robust and user-friendly reporting capabilities. The administrative module is priced by the number of concurrent users. The list price for this component varies from $16,995 for up to five concurrent users to $94,995 for up to 100 concurrent users. Pricing for the browser-based student and manager components is based on the total number of users. List prices for this component range from $9,495 for 1,000 users to $39,495 for 15,000 users. Pricing for larger implementations is negotiated on a case by case basis.

         A number of complementary products are available to extend the functionality of Ingenium. Ingenium Messenger Express automatically delivers email messages such as confirmations and notices to Ingenium users. DUIT is a data update and import tool that permits the synchronization of employee and training records with corporate information systems. Pricing for Ingenium Messenger Express is a flat fee of $14,995 per Ingenium implementation. DUIT is licensed on a per copy basis, with a list price of $4,995 per copy.

         TOOLBOOK II INSTRUCTOR. ToolBook II Instructor is a multimedia development system for creating sophisticated e-learning applications. With ToolBook II Instructor, authors can create e-learning applications in a Microsoft Windows environment and deliver them over the Internet or an intranet natively, without plug-ins, in HTML, DHTML and Java format. ToolBook II courses can also be delivered in a Windows environment via a LAN or CD-ROM. Interactive question objects and other objects designed explicitly for e-learning provides the interactivity that is required for effective learning. ToolBook II Instructor is easy to use and includes the powerful OpenScript scripting language that allows courseware developers instructional design flexibility. ToolBook II Instructor includes a "publish to click2learn.com" feature which allows users to submit courses created with the product for publication to their corporate e-learning site where they are available for internal training or to the click2learn.com network where the author could potentially earn royalties on sales of the course. The list price for ToolBook II Instructor is $2,495.

         TOOLBOOK II ASSISTANT. ToolBook II Assistant is an easy-to-use e-learning authoring product, designed for content experts rather than professional application developers. Without knowing HTML, DHTML, Java or OpenScript, subject matter experts can use ToolBook II Assistant to publish web-based interactive courseware in an intuitive, drag and drop environment. ToolBook II Assistant automates much of the process of developing e-learning applications, through the use of a large catalog of ready-made objects and templates to help authors become immediately productive. The ToolBook II Assistant catalog and interface can be modified using ToolBook II Instructor to create a product that is customized for a particular organization, look and feel, or instructional design. ToolBook II Assistant also allows for delivery natively over the Internet or an intranet or in a Windows environment, and includes the "publish to click2learn.com" feature that allows users to submit courses for publication to a corporate e-learning site or the click2learn.com network. The list price for ToolBook II Assistant is $1,495.

CLICK2LEARN SERVICES

         CONSULTING. Click2learn offers a broad range of consulting services related to its customers' learning needs. Consulting activities include advising clients on performance assessments, training needs, technical capabilities, organizational development, training program development, including corporate and virtual universities, and consulting with respect to specific projects. The consulting organization also provides seminars in learning theory and integrative learning, trends in knowledge management, needs and performance analysis, project management and technology-based learning for public and private groups.

         CUSTOM APPLICATIONS DEVELOPMENT. Click2learn's award-winning development services group offers a full range of customized services for the design and production of e-learning content and performance support applications. The custom development staff includes experienced professionals with a wide spectrum of development skills, including needs assessment, content and audience analysis, instructional design, graphic and animation development, OpenScript, Java and C++ programming, application localization, testing, and deployment support. The custom development group uses a Rapid E-learning Development System, called REDS, to deliver large amounts of e-learning content in short time cycles. Using an ASP model for collaborative development, the REDS process allows instructional designers to develop on one centralized database using pre-programmed templates and navigational functions. This allows programmers and graphic artists to focus on specialized tasks as opposed to every screen in a finished application.

         SYSTEMS INTEGRATION. Click2learn provides the services necessary to set up and integrate content with web sites on the click2learn.com network and to set up and integrate Ingenium and its other e-learning products with its customers' network environments site. Systems integration services include e-learning site design and set-up or product installation; design of user profiles, lesson structures, organizational structures, user interface customizations; integration with databases, email and web servers; and installation of courses, implementation of self-registration mechanisms, template building, client administration, and student orientation.

         TRAINING SERVICES. Click2learn offers training that helps organizations become more self-reliant in the area of e-learning. Training includes courses in the use of click2learn's learning management systems, e-learning development products, web application development and instructional design. Click2learn has training centers at its offices in Bellevue, Washington; Needham, Massachusetts; Fort Worth, Texas; and Des Plaines, Illinois. Training is also available through authorized training partners throughout the United States and other countries.

         PLACEMENT SERVICES. Click2learn offers placements of qualified professionals with expertise in e-learning content development and related fields. These professionals are placed on a temporary or permanent basis.

         TECHNICAL SUPPORT AND MAINTENANCE. Click2learn offers a variety of optional technical support and maintenance packages for its software products and for members of the click2learn.com network. Generally, such packages include access to support engineers and technical information, software maintenance releases and upgrades of existing products if made available.

CUSTOMERS

         Click2learn provides its products and services to customers across a broad range of industries including financial services, accounting, health care, insurance, computer hardware and software, manufacturing, networking, telecommunications, government and education. The following is a partial list of customers which purchased products or services from click2learn in 1999:

FINANCIAL SERVICES/INSURANCE                           TECHNOLOGY/TELECOMMUNICATIONS
----------------------------                           -----------------------------
Bank of America                                        ADP
Chase Manhattan Bank                                   Compaq
Ernst & Young                                          Dell
First USA                                              EDS
Fidelity Investments                                   GTE Internetworking
GE Capital                                             Hewlett-Packard
Liberty Mutual                                         ICO Global Communications
New York Life                                          Lucent Technologies
New York Stock Exchange (NYSE)                         MCI WorldCom
PaineWebber                                            Microsoft
PriceWaterhouseCoopers                                 Nortel Networks
Prudential                                             Novartis Pharmaceuticals
Wells Fargo Bank                                       Raytheon
                                                       Southwestern Bell
MANUFACTURING/OTHER                                    Symantec
--------------------
Boeing                                                 GOVERNMENT/EDUCATION
Duracell                                               --------------------
HBO                                                    NYU Online
Sherwin-Williams                                       Tufts University
Starwood Hotels and Resorts                            U.S. Air Force
Subaru                                                 U.S. Navy
Talbots

         No single customer accounted for 10% or more of click2learn's total consolidated revenues in any of the last three fiscal years.

COMPETITION

         The e-learning market is a very new market that is highly fragmented and very competitive. No single competitor holds a dominant market share. Because there are no significant barriers to entry in its market, click2learn expects a number of new competitors to enter this market in the future. The click2learn.com network faces competition from other similar e-learning portal sites that either aggregate off-the-shelf content or aggregate their own content, such as those operated by SmartForce and others. Click2learn's e-learning authoring products face competition from developers of general purpose multimedia authoring tools, its learning management systems face competition from vendors of other management systems, such as Saba and Docent, and its professional services business faces competition from many small, regional online learning and technology-based training service businesses as well as large professional consulting firms and in-house training departments.

         Click2learn believes there currently is no single competitor that offers a comprehensive e-learning solution including corporate e-learning sites, co-branded e-learning sites, an e-learning portal, e-learning authoring products, enterprise learning management systems and professional services. Click2learn believes that its solution including aggregated content, authoring and publishing, and management systems delivered both over the Internet as an application service provider and as an enterprise learning solution for installation and operation on a customer's internal information systems provides it with a competitive advantage.

         Click2learn believes that the principal competitive factors affecting the market for e-learning include:

         - the scope and variety of e-learning content available at the e-learning portal or through the click2learn.com network;

         - the features of the e-learning portal, the click2learn.com network and its enterprise products such as management functionality, scalability, and ability to integrate with other e-learning products;

         - the scope and quality of professional services offered, and the expertise and technical knowledge of its employees;

         - the functionality, ease of use, quality and performance of its e-learning solutions;

         -     pricing;

         -     customer service and support;

         -     the effectiveness of sales and marketing efforts; and

         -     company reputation.

         Although click2learn believes that its solutions currently compete favorably with respect to all these factors, click2learn may not be able to maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, technical and other resources. Several of click2learn's competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than click2learn, and several large companies have announced an intention to enter the e-learning market. These companies may be able to respond more quickly than click2learn to new or changing opportunities, technologies, standards or customer requirements. In addition, if such competitors were to offer a complete e-learning solution, click2learn's competitive position could be adversely affected.

SALES AND MARKETING

         Click2learn markets its e-learning solutions primarily through its direct sales force. As of December 31, 1999, click2learn's sales, marketing and support organizations consisted of 65 employees based at its corporate headquarters in Bellevue, Washington and at other locations in Arizona, California, Georgia, Illinois, Kansas, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Ohio, South Carolina, Texas, Virginia and the United Kingdom. Click2learn intends to add additional field sales representatives during 2000. The direct sales organization is currently divided into two groups, one of which is focused on selling enterprise e-learning solutions consisting primarily of the Ingenium system and related services and integration but also including the click2learn.com network, and the other of which is focused entirely on selling corporate e-learning sites. The direct sales organization includes a telesales force that focuses on sales of the ToolBook II authoring products, and handles smaller orders and assists with lead generation. The direct sales organization also includes sales engineers who answer technical questions and assist customers with product installation and implementation. Click2learn also has a business development team focused on obtaining content for the click2learn.com network and establishing public co-branded e-learning sites. The click2learn direct sales force accounted for 51%, 83% and 91% of total revenue in 1997, 1998 and 1999 respectively, reflecting the shift in click2learn's sales and distribution strategy to primarily a direct sales approach.

         International revenue based on the origin of the customer accounted for 27%, 12% and 16% of click2learn's total revenue for 1997, 1998 and 1999, respectively. Click2learn believes that the e-learning market is in the early stages of development outside the United States, but that business in other countries, particularly in Japan and Europe, are beginning to undertake e-learning initiatives. With respect to the e-learning portal and click2learn.com network, click2learn intends to pursue international markets primarily through joint ventures with companies based in the various countries. Click2learn.com is currently pursuing joint venture opportunities in several European countries as well as Japan.

         Click2learn conducts a variety of marketing programs to promote the click2learn.com network and its other products and services, including direct mail, advertising, seminars, trade shows, public relations and distribution of literature. Click2learn and Bill Communications, the publisher of TRAINING magazine, jointly sponsor an annual e-learning conference. The first such conference, named "Online Learning `98" was held in Anaheim in September 1998. "Online Learning `99" was held in Los Angeles in October 1999, and it was at this event that click2learn announced the e-learning portal and the click2learn.com network. "Online Learning 2000" will be held in Denver in September 2000. Click2learn also participates as an exhibitor and speaker at technology-based training trade shows and maintains an area on www.click2learn.com where potential customers can obtain information about click2learn and its products and services.

TECHNOLOGY, RESEARCH AND DEVELOPMENT

         Click2learn believes that its long-standing focus on research has attracted qualified engineering and other technical personnel and has contributed to its core technology capabilities. Click2learn research and development groups are located in Bellevue, Washington, where the focus is on development of the e-learning portal and the ToolBook family of e-learning authoring products; Rochester, New York where the focus is on development of the Ingenium system; and Nashua, New Hampshire, where the focus is on the development of underlying technology for the publishing and authoring solutions. Research and development expenses were $8.4 million, $6.1 million and $7.4 million in 1997, 1998 and 1999, respectively and represented 33%, 18% and 21% of total revenue for those respective periods. Click2learn expects to continue to commit significant resources to research and development in the future, in particular with respect to the click2learn.com network.

         Key features of click2learn's technology platform include:

          - SUPPORT OF OPEN INTERNET STANDARDS. Click2learn's development efforts for the click2learn.com network support open and de facto standards including HTML, DHTML, Java, ActiveX, AICC, Netscape and Microsoft browsers and streaming technologies. This focus, together with click2learn's experience with rapidly changing technologies such as multimedia management, facilitates the incorporation of internally or externally developed advanced technologies.

          - ENTERPRISE-CLASS ARCHITECTURE. The technologies incorporated in Ingenium support integrated management solutions that are designed to scale from one server to multiple servers while maintaining centralized administration to support a large number of concurrent users.

          - SCALABLE AUTHORING. Click2learn's ToolBook II authoring products incorporate an object-oriented core code base and user interface technology that provide the power and flexibility required by professional developers, as well as the ease of use needed to support training professionals who have little or no computer programming or authoring experience. Using click2learn's objected-oriented scripting language known as OpenScript, custom templates and objects can be created in ToolBook II Instructor and exported to ToolBook II Assistant. Learning applications created in ToolBook II Assistant can be modified or enhanced in ToolBook II Instructor. Both products contain a "publish to click2learn.com" feature to allow content created with the products to easily be published to the click2learn.com network.

         Click2learn's success will depend on its ability to continue to enhance features and functionality available to the click2learn.com network and in its current product line and to develop and introduce new products or offer new services that keep pace with competitive product and service offerings, new technologies and industry standards, and diverse and changing customer requirements. Although click2learn believes it is well positioned to do so, it may not be able to develop and market new enhancements to the click2learn.com network or future products or services on a timely and cost effective basis. In the past, click2learn has experienced delays in the development, introduction and marketing of new products and services, and may experience similar delays in the future. In addition, click2learn's business could be adversely affected if it is unable to respond to technological changes in a timely and cost-effective manner.

PROPRIETARY RIGHTS

         Click2learn relies on a combination of copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods to protect its intellectual property and trade secrets. Click2learn also enters into confidentiality agreements with its employees and consultants, and controls access to its proprietary information. Click2learn is also pursuing patent protection on certain aspects of the click2learn.com network, however, there can be no assurance that any patents will be issued or that they will provide click2learn with a competitive advantage. Furthermore, despite click2learn's precautions, it may be possible for unauthorized parties to copy or otherwise obtain or use click2learn's intellectual property or trade secrets without authorization. In addition, other companies may independently develop equivalent technology or intellectual property. The misappropriation or infringement of its technology could have a significant negative impact on click2learn's business. In the future, click2learn may become involved in litigation related to its own intellectual property or the intellectual property of others, which could result in substantial costs and diversion of management and technical resources, either of which could have a significant negative impact on click2learn's business.

         Click2learn also licenses technology from others for use in the click2learn.com network and in some of its products, and will continue to do so in the future. In these license agreements, the licensors have generally agreed to assume all liability for any claim that their technology infringes any patent or other proprietary right. Nevertheless, any litigation or dispute related to licensed technology could result in an injunction on click2learn's continued use of the technology or in royalty obligations for which the licensor has not agreed to assume liability or for which the licensor does not have adequate resources to cover the liability it agreed to assume. In such a situation, click2learn might not be able to obtain a license to the technology at issue or to other similar technology on commercially reasonable terms or at all. The inability to obtain or continue to use licensed technology could result in product delays or reduced functionality of existing products, and could have a significant negative effect on click2learn's business.

         Click2learn uses the following trademarks or registered trademarks in the conduct of its business: OPENSCRIPT and TOOLBOOK are registered trademarks, and CLICK2LEARN, CLICK2LEARN.COM, TOOLBOOK II ASSISTANT, TOOLBOOK II INSTRUCTOR, INGENIUM, NEURON and WEB 3D are trademarks. Applications for registration of CLICK2LEARN and CLICK2LEARN.COM are currently pending with the U.S. Patent and Trademark Office as well as in certain foreign countries.

EMPLOYEES

         As of December 31, 1999, click2learn had 319 full-time employees, including 78 in research and development, 65 in sales, marketing and support, 128 in professional services and technical support and 48 in operations and administration. Click2learn has never had a work stoppage and none of its employees are represented under collective bargaining agreements. Click2learn considers its relations with its employees to be good. Click2learn believes that its future success will depend in part on its continued ability to attract, integrate, retain and motivate highly qualified sales, technical, professional services and managerial personnel. Competition for qualified personnel is intense, and click2learn may not be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel.

ITEM 2.    PROPERTIES

         Click2learn does not own any of the physical properties where it conducts its business. Click2learn's primary business is conducted in the following leased office space:

          - Bellevue, Washington: approximately 35,293 square feet of leased office space, expiring in October 2003, which is click2learn's principal administrative, sales, marketing and research and development facility.

          - Rochester, New York: approximately 6,392 square feet of leased office space, expiring in April, 2000, which is the primary facility for Ingenium research and development and related sales and administration.

          - Nashua, New Hampshire: approximately 6,749 square feet of leased office space, expiring in December, 2000, which is primarily a research and development facility.

          - Needham, Massachusetts: approximately 19,960 square feet of leased office space, expiring in September 2001, which is primarily a professional services facility.

          - Fort Worth, Texas: approximately 11,500 square feet of leased office space, expiring in May 2003, which is primarily a professional services facility.

          - Des Plaines, Illinois: approximately 5,005 square feet of leased office space, expiring in February 2002, which is primarily a professional services facility.

          - Atlanta, Georgia: approximately 3,490 square feet of leased office space, expiring in June 2002, which is primarily a professional services facility.

          - Richmond, British Columbia: approximately 2,057 square feet of leased office space, expiring in November 2002, which is primarily a web development facility.

          - Halifax, Nova Scotia: approximately 3,133 square feet of leased office space, expiring in February 2005, which is primarily a professional services facility.

          - London, England: approximately 2,046 square feet of leased office space, expiring in June 2004, which is click2learn's European headquarters and sales office.

         Click2learn believes that its current facilities will be adequate to meet its needs, or that alternate leased space will be available to meet its needs, for the foreseeable future. Click2learn also has employees in Arizona, California, Kansas, Louisiana, Maryland, Minnesota, New Jersey, New York, Ohio, and Virginia.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, click2learn is involved in legal proceedings and litigation arising in the ordinary course of its business. As of March 15, 2000, click2learn is not a party to any litigation or other legal proceeding that, in the opinion of management, could have a material adverse effect on its business, operating results and financial condition, except as described below.

         RICHARD B. GRANT V. ASYMETRIX CORPORATION, No. CV-96-3635 HLH, Central District of California. On May 21, 1996, Richard B. Grant filed a complaint alleging that click2learn's ToolBook and Multimedia ToolBook products infringe a patent owned by him and is seeking unspecified damages.
Click2learn has received an opinion from its patent counsel that the products do not infringe this patent and that the patent is invalid. This action is still in the discovery stage, and it is not yet possible to assess the likelihood of its outcome. An adverse outcome in this litigation could have a material adverse effect on click2learn's business, operating results and financial condition.

         Although management believes that click2learn does not infringe this patent and that the patent is invalid, and although click2learn intends to defend this action vigorously, the results of litigation can never be predicted with certainty. Moreover, the costs of defending the action, regardless of outcome, could have significant negative effect on click2learn's business. Litigating this claim could be time-consuming and distract management personnel, and if click2learn is unsuccessful in its defense, it may be required to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, might not be available on commercially reasonable terms, or at all. If click2learn was unsuccessful in its defense of this action, then the inability to develop non-infringing technology or obtain a license on commercially reasonable terms could have a material adverse effect on click2learn's business, operating results and financial condition.

         PROEDUCATION INTERNATIONAL, INC. V. ASYMETRIX CORP. ET AL, cause No. 1999-32584 District Court, 125th Judicial District, Harris County, Texas. This lawsuit was filed in July 1999 and alleged that click2learn conspired with several other named defendants to misappropriate certain intellectual property of the plaintiff and engaged in other tortuous activities to the detriment of the plaintiff. Click2learn and the plaintiff settled this lawsuit in December 1999. As a part of such settlement the plaintiff released click2learn and its subsidiaries from any and all claims arising out of the allegations in the suit. The terms of the settlement agreement are confidential, but the settlement did not have a material impact on click2learn's business, operating results or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         A Special Meeting of the Stockholders of click2learn was held on November 23, 1999 at 110 - 110th Avenue NE, Bellevue, Washington. The meeting was held pursuant to a Notice of Special Meeting of Stockholders mailed to the stockholders on November 10, 1999. The only proposal submitted to the stockholders and approved at the special meeting was a proposal to change the corporate name from "Asymetrix Learning Systems, Inc." to "click2learn.com, inc." The number of votes cast for, cast against or abstaining from this proposal, both in person and by proxy, and broker non-votes was as follows:

              Votes For                           9,583,190
              Votes Against                           6,509
              Abstaining                              4,491
              Broker Non-votes                            0

Item 4a. Executive Officers

         The following table sets forth certain information regarding the executive officers of click21earn as of March 15, 2000:


Name                            Age                    Position
----                            ---                    --------

Kevin M. Oakes                  36                     President and Chief Executive Officer
Joseph DiNucci                  57                     Executive Vice President
Steven Martino                  41                     Senior Vice President and Chief Operating Officer
John M. Kellum                  49                     Vice President and Chief Technology Officer
John D. Atherly                 41                     Vice President, Finance and Administration and Chief Financial Officer
Steven Esau                     37                     Vice President, General Counsel and Corporate Secretary
Bert Kolde                      44                     Chairman of the Board and Director
James A. Billmaier              44                     Vice Chairman and Director


        Mr. Oakes was named President and Chief Executive Officer in
January 2000. Mr. Oakes has served as President since he joined click21earn in September 1997. Prior to that time, Mr. Oakes was the President of each of Oakes Interactive, Acorn Associates and TopShelf Multimedia (the Oakes Companies) which he founded in March 1993, January 1996 and March 1997, respectively, and each of which click21earn acquired in September 1997. Prior to forming the Oakes Companies, Mr. Oakes was a Senior Account Representative for The Minnesota Mutual Life Insurance Company.

        Mr. DiNucci has served as Executive Vice President since July 1999 and as a Director since May 1999. Mr. DiNucci joined click21earn in October 1998 as Senior Vice President, Worldwide Sales. Prior to joining click21earn, Mr. DiNucci was the Vice President of Business Development for E.piphany, Inc., which markets enterprise relationship management systems, where he recruited the initial sales force and first customers. Previously, Mr. DiNucci spent five years at Silicon Graphics, a graphics workstation company, as Vice President of Marketing. Prior to that Mr. DiNucci was the Senior Vice President and General Manager of MIPS Computer Systems, where he ran the systems business. Prior to MIPS, Mr. DiNucci spent seventeen years at Digital Equipment Company, where he held a variety of positions, including general manager of DEC's workstation business. Mr. DiNucci is a director of Rand Technologies in Toronto, and Realax in Frankfurt.

        Mr. Martino was named Senior Vice President and Chief
Operating Officer in January 2000. Mr. Martino has held a number of executive positions with click21earn since he joined click21earn in September 1995. He has served at various times as Vice President, Marketing; Vice President, Strategic Relationships; Vice President, Sales, and Vice President and General Manager, Professional Services. From 1990 to September 1995, Mr. Martino was with Sun Microsystems, most recently as the Senior Director of Marketing for SunSoft. Prior to that time, he was a Senior Manager at Price Waterhouse, and held various sales and marketing positions at Xerox Corporation.

        Mr. Kellum was named Vice President and Chief Technology Officer in January 2000. Prior to that, he served as Vice President and General Manager, Online Learning Products since November 1995, and prior to that was Senior Director of Business Development since he joined click21earn in September 1995. From May 1993 to September 1995, he served as Director of

Technology and Business Development at SunSoft. From 1987 to May 1993, he served as Director of Engineering at Intergraph Corporation, a graphics workstation company. Prior to that time, he served as Director of Operating Systems at Fairchild Research Center and as a Senior Research Scientist at Honeywell Research Center.

        Mr. Atherly has served as Vice President, Finance and Administration and Chief Financial Officer of click21earn since February 1995, and prior to that was Director of Finance and Operations, Treasurer and Secretary from February 1993 until February 1995. Mr. Atherly held various other positions since he joined click21earn in June 1990, including controller from February 1991 until February 1993. Prior to joining click21earn, Mr. Atherly was a Finance and Operations Manager at MicroDisk Services, a software manufacturing services company.

        Mr. Esau has served as General Counsel of click21earn since
October 1995 and also as a Vice President and Secretary of click21earn since January 1997. Prior to that time, Mr. Esau was the Director of Legal Affairs from February 1995 until October 1995, and before that he was counsel to click21earn since joining click21earn in February 1994. From 1988 until February 1994, he was in private law practice, first with Stoel Rives LLP in Seattle and then with his own law firm, where he focused on advising software and technology startup companies.

        Mr. Kolde was appointed Chairman of the Board of click21earn in July 1997, and has been a director since click21earn was founded in December 1984. Mr. Kolde served as Executive Vice President of click21earn from December 1984 until April 1993, and thereafter as President until November 1994. Mr. Kolde is Vice Chairman of Trail Blazers Inc., Football Northwest LLC, First & Goal Inc. and Oregon Arena Corporation and a Vice President of Vulcan Ventures, Inc. Mr. Kolde serves as a director of MetaCreations Corp. and Beyond.com Corp. Prior to joining click21earn, Mr. Kolde was the Vice President of Management Reporting of Seafirst Corporation.

        Mr. Billmaier was appointed Vice Chairman in January 2000.
Mr. Billmaier is currently President and CEO of Broadband Partners. Mr. Billmaier served as Chief Executive Officer and a director of click21earn since July 1995 and served as President from July 1995 until September 1997. From January 1994 until July 1995 he was the Vice President and General Manager of the Network Software Products Business of Sun Microsystems, Inc. From February 1992 until January 1994 he was Vice President of Marketing and Business Development for SunSoft, Sun Microsystems' software business division. Prior to joining Sun Microsystems, Mr. Billmaier served as the Vice President of Software Marketing and Business Development at MIPS Technologies, Inc., a developer of computer microprocessors, and before that he was responsible for UNIX workstation products and strategies at Digital Equipment Corporation.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Prior to the initial public offering of its common stock on June 12, 1998, there was no public market for click2learn's common stock. Since the initial public offering, click2learn's common stock has been listed on the Nasdaq National Market, originally under the symbol ASYM and currently under the symbol CLKS. The following table sets forth the high and low sales prices per share for each fiscal quarter since the initial public offering.

FISCAL QUARTER                                                     HIGH           LOW
--------------------------------------------------------------------------------------
1998

Second Quarter (beginning June 12, 1998)                         $11.06         $8.88
Third Quarter                                                     11.00          6.00
Fourth Quarter                                                     6.88          2.94

1999

First Quarter                                                    $ 6.47         $3.66
Second Quarter                                                     5.47          3.75
Third Quarter                                                     11.63          3.94
Fourth Quarter                                                    13.88          6.38

         As of March 15, 2000, there were 229 holders of record of click2learn's common stock. Because many of the shares of click2learn's stock are held by brokers and other institutions on behalf of stockholders, click2learn is unable to estimate the actual number of stockholders represented by these record holders. Click2learn has never declared or paid any cash dividends on its common stock. Click2learn currently intends to retain any future earnings to finance future growth and, thus, does not anticipate paying any cash dividends in the foreseeable future.

         The stock market from time to time has experienced significant price and volume fluctuations. In addition, the market price of click2learn common stock has been highly volatile since the initial public offering. Factors such as fluctuations in click2learn's operating results, announcements of technological innovations or new products by click2learn or its competitors, analysts' reports and projections and general market conditions may have a significant effect on the market price of click2learn's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. The institution of such litigation against click2learn could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on click2learn's business, operating results and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

         On October 6, 1999, click2learn sold 6,000 shares of Series A Convertible Preferred Stock (the "Series A Stock") to Marshall Capital Management, Inc., an affiliate of Credit Suisse First Boston, and sold 4,000 shares of Series A Stock to Vulcan Ventures, Inc. for an aggregate purchase price of $10,000,000 in cash. In connection with the purchase of the Series A Stock, click2learn also issued Marshall Capital Management, Inc. and Vulcan Ventures, Inc. warrants for the purchase of 580,646 and 387,096 shares, respectively, of common stock at an exercise price of $9.30 per share. Click2learn also issued warrants for the purchase of 30,000 shares of common stock on the same terms and conditions to Alpine Capital Partners, Inc. as a finders fee for the transaction. The sale of shares and warrants was made pursuant to Rule 506 of Regulation D and/or Section 4(2) under the Securities Act of 1933 as amended ("the Act") and was therefore exempt under the Act. The shares and warrants were sold only to accredited investors, there was no general solicitation or advertising in connection with the sale of the shares and warrants, and click2learn exercised reasonable care to assure that the purchasers were not underwriters with the meaning of Section 2(11) of the Act. The proceeds will be used for working capital requirements.

         The terms of the Series A Stock provided that it would automatically convert into shares of common stock (conversion shares) at such time as a registration statement on Form S-3 covering the resale of the conversion shares and the shares issuable on exercise of the warrants was declared effective by the SEC. On November 1, 1999, the Series A Stock held by Marshall Capital Management, Inc. converted into 774,193 shares of common stock, and the Series A Stock held by Vulcan Ventures, Inc. converted into 516,120 shares of common stock. The conversion price at which the Series A Stock was converted into common stock was $7.75, and was determined accordance with the Series A Stock terms.

         The warrants are exercisable at any time prior to 5:00 p.m. Eastern time on October 6, 2004 in whole or in part upon the payment of the exercise price for the number of shares with respect to which the warrants are being exercised. In addition, the warrants may be exercised on a net exercise base, pursuant to which the exercise price for an exercise of warrants is paid by the cancellation of a portion of the shares being exercised having a fair market value equal to the exercise price for all the shares being exercised. However, a net exercise may only be made if there is not an effective registration statement in place on the date of such exercise covering the resale of the warrant shares.

USE OF PROCEEDS

         In connection with click2learn's initial public offering, it registered for public sale 3,000,000 shares of common stock, all of which were sold by click2learn. The Registration Statement on Form S-1 (Registration No. 333-49037), as amended, was declared effective by the Securities and Exchange Commission on June 11, 1998. NationsBanc Montgomery Securities LLC was the managing underwriter of the IPO. The IPO commenced on June 12, 1998, and terminated following the sale of all of the securities registered under the Registration Statement, plus an additional 25,000 shares pursuant to the exercise of the underwriters' over-allotment option. The common stock was offered and sold to the public at $11.00 per share, for aggregate consideration of $33,275,000, of which click2learn received net proceeds of $29,331,000.

         From the effective date of the Registration Statement through December 31, 1999, click2learn has incurred an estimated $3,944,000 in expenses for click2learn's account in connection with the issuance and distribution of the common stock, including underwriting discounts and commissions of $2,329,250 and other expenses of $1,614,750. No finders' fees or expenses were paid to or for the underwriters. None of these payments were made, directly or indirectly, to:
(1) directors or officers of click2learn, or their associates; (2) persons owning ten percent or more of any class of equity securities of click2learn; or
(3) affiliates of click2learn.

         From the effective date of the Registration Statement through December 31, 1999, click2learn has applied the offering proceeds to working capital requirements. None of these payments were made outside of normal operating expenses, directly or indirectly, to: (1) directors or officers of click2learn, or their associates; (2) persons owning ten percent or more of any class of equity securities of click2learn; or (3) affiliates of click2learn. To date, click2learn believes that it has used the offering proceeds in a manner consistent with the use of proceeds described in the Registration Statement.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                   YEARS ENDED DECEMBER 31,
                                                                   1995        1996         1997        1998        1999
                                                              -------------------------------------------------------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA :
Revenue:
      Product revenue:
        Online learning products                                     $889      $3,716       $8,036    $ 10,828     $12,897
        Other products                                             16,238      11,165       10,426       4,365       1,309
                                                              -------------------------------------------------------------
           Total product revenue                                   17,127      14,881       18,462      15,193      14,206
      Services revenue                                              2,579       3,600        7,243      18,159      20,527
                                                              -------------------------------------------------------------
                 Total revenue                                     19,706      18,481       25,705      33,352      34,733
                                                              -------------------------------------------------------------
Cost of revenue:
      Product revenue:
        Online learning products                                       98         198          608         947         882
        Other products                                              3,343       2,946        2,127       1,038         751
                                                              -------------------------------------------------------------
           Total cost of product revenue                            3,441       3,144        2,735       1,985       1,633
      Services revenue                                              1,757       2,549        4,635      12,432      14,444
                                                              -------------------------------------------------------------
                 Total cost of revenue                              5,198       5,693        7,370      14,417      16,077
                                                              -------------------------------------------------------------

Gross margin                                                       14,508      12,788       18,335      18,935      18,656
                                                              -------------------------------------------------------------
Operating expenses:
      Research and development                                     13,610      12,375        8,423       6,113       7,425
      Sales and marketing                                          12,399      15,636       14,704      14,149      15,977
      General and administrative                                    4,182       4,535        4,491       5,767       5,227
      Amortization of goodwill                                          -           -          119         825         888
      Loss on impairment of assets                                      -       2,787            -           -           -
      Restructuring charges                                         3,318       1,104            -           -           -
      Acquired in-process research and development                      -           -        4,064           -           -
                                                              -------------------------------------------------------------
      Total operating expenses                                     33,509      36,437       31,801      26,854      29,517
                                                              -------------------------------------------------------------
Loss from operations                                             (19,001)    (23,649)     (13,466)     (7,919)    (10,861)
Other income(expense)                                               (667)       (348)        (228)       2,760         856
                                                              -------------------------------------------------------------
Net loss                                                        $(19,668)   $(23,997)    $(13,694)   $ (5,159)   $(10,005)
Accretion of redemption value of redeemable common stock                -           -            -     (1,370)           -
Non cash dividend associated with preferred stock                       -           -            -           -     (2,754)
                                                              -------------------------------------------------------------
Net loss attributable to common stockholders                    $(19,668)  $ (23,997)    $(13,694)   $ (6,529)   $(12,759)
                                                              =============================================================
Net loss per share, basic and diluted                             $(6.36)    $ (3.90)     $ (2.17)      $(.62)      $(.87)
                                                              =============================================================
Weighted average common shares outstanding, basic and diluted       3,093       6,158        6,306      10,599      14,626
                                                              =============================================================

BALANCE SHEET DATA:

Cash and cash equivalents                                          $3,583      $3,788       $2,541     $21,713     $19,481
Working capital (deficit)                                          25,373       9,569         (66)      24,913      27,818
Total assets                                                       35,673      19,122       22,169      43,622      49,406
Long-term obligations                                                  70          24          425         268          92
Stockholders' equity                                               29,862      12,097        8,958      37,010      41,355

(a) Historical information was restated to reflect the combination of click2learn and Meliora in 1998, accounted for as a pooling-of-interests.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CLICK2LEARN SHOULD BE READ IN CONJUNCTION WITH "SELECTED CONSOLIDATED FINANCIAL DATA" AND CLICK2LEARN'S CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. CLICK2LEARN'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS."

OVERVIEW

         Click2learn was originally incorporated as Asymetrix Corporation in 1984 by Paul Allen, the co-founder of Microsoft Corporation. Prior to focusing on the e-learning market, click2learn developed and marketed a wide range of software products. As a result of click2learn's decision to focus on e-learning, between October 1996 and July 1998, click2learn divested several product lines and made a number of acquisitions to strengthen its position in the e-learning market. Click2learn focused its research and development efforts on products for e-learning and began developing a professional services organization through internal growth and acquisition. Today click2learn provides full service e-learning solutions to businesses, government and educational institutions throughout the world.

         In July 1999, click2learn announced the development of the click2learn.com network, a powerful and full-featured outsourced platform for e-learning. The click2learn.com network gives organizations instant access to thousands of leading third party courses and an ability to distribute their own custom courses through the use of click2learn's browser-based authoring and publishing tools. The click2learn.com network supports custom-configured e-learning sites, delivered through the application service provider (ASP) model, providing organizations secure sites for proprietary internal training. The click2learn.com network supports e-commerce transactions, allowing customers to extend their value proposition by enabling electronic storefronts or partner sites to sell their training. In addition, browser-based learning management tools are provided to manage the training at all custom-configured sites. Learner access to the network can be attained through corporate e-learning sites, co-branded Internet portals or directly through the click2learn.com e-learning portal.

         In addition to an outsourced solution, click2learn provides internal e-learning implementations. The click2learn enterprise e-learning initiatives include the Ingenium learning management solution, and e-learning authoring products, featuring the ToolBook II Instructor and ToolBook II Assistant authoring tools. Each solution is augmented by one of the industry's largest professional services groups, including custom content development, strategic consulting and integration services.

         Revenues are derived from four categories: software licenses, course sales, professional services and click2learn.com network site fees and royalties. Revenue from software licenses generally are recognized upon shipment of products from click2learn's warehouse. Products that fall under this category are the Ingenium learning management system and the ToolBook II line of authoring products. Revenues from course sales generally are spread over the life of the contract for course usage. For example, if a 12-month contract for a bundle of courses is bought for $100,000, this revenue will be recognized evenly over the 12 months. Professional service revenues are generally associated with fixed price contracts or time and material contracts. For fixed price contracts, revenues are recognized based on the percentage-of-completion method. Revenues from time and material contracts are earned as the work is performed based on the agreed upon rates. Click2learn.com network site fees or royalties are determined by contracts with lengths of 1 to 3 years and vary depending on the functionality provided or the commerce conducted through the site. Functionality fees are generally recognized evenly over the life of the contract, and royalties are recognized as earned.

         Cost of software license or product revenue includes costs of media, manuals and distribution costs. Gross margin from click2learn's online learning products is generally higher than that of its other products because these products are typically sold by click2learn's direct sales force, as compared with other products sold through indirect channels, such as OEMs and resellers. Costs of content revenue consist of royalties paid to the developers of the courses. Costs of services revenue consists primarily of personnel-related costs in providing consulting, maintenance and training to customers. Gross margin on product revenue is higher than gross margin on services revenue, reflecting the lower materials, packaging and other costs of software compared with the relatively high personnel costs associated with providing professional services.

         Click2learn incurred net losses of $13.7 million, $5.2 million and $10.0 million in 1997, 1998 and 1999 respectively, and has yet to achieve operating income or net income under its new online learning business model. Click2learn's limited operating history under this new business model and the emerging nature of the market for e-learning, among other factors, make prediction of click2learn's future operating results difficult. Despite the establishment of the click2learn.com network, which is based on an unproven business model, we expect to continue to derive the majority of our revenues from our enterprise e-learning products and services for at least the next 12 months.

         Although click2learn has experienced revenue growth in certain recent periods and although the financial statements herein also reflect revenue growth in certain periods there can be no assurance that such growth rates are sustainable or indicative of actual growth rates that click2learn may experience and, therefore, they should not be considered indicative of future operating results. In addition, click2learn intends to continue to invest in the click2learn.com network, its professional services business, and research and development, among other things. As a result, click2learn expects to continue to incur annual operating losses at least through 2000. There can be no assurance that click2learn will achieve profitability or, if profitability is achieved, that it will be sustained.

RESULTS OF OPERATIONS

         The following table presents click2learn's results of operations as a percentage of total revenue for the periods indicated.

STATEMENT OF OPERATIONS DATA:                                       1997        1998       1999
                                                                  ---------   ---------  ---------
Revenue:
      Product revenue:
        Online learning products                                      31.3%       32.5%      37.1%
        Other products                                                40.5        13.1        3.8
                                                                  ---------   ---------  ---------
           Total product revenue                                      71.8        45.6       40.9
      Services revenue                                                28.2        54.4       59.1
                                                                  ---------   ---------  ---------
                 Total revenue                                       100.0       100.0      100.0
                                                                  ---------   ---------  ---------
Cost of revenue:
      Product revenue:
        Online learning products                                       2.4         2.8        2.5
        Other products                                                 8.3         3.1        2.2
                                                                  ---------   ---------  ---------
           Total cost of product revenue                              10.7         6.0        4.7
      Services revenue                                                18.0        37.3       41.6
                                                                  ---------   ---------  ---------
                 Total cost of revenue                                28.7        43.2       46.3
                                                                  ---------   ---------  ---------
Gross margin                                                          71.3        56.8       53.7
                                                                  ---------   ---------  ---------
Operating expenses:
        Research and development                                      32.8        18.3       21.4
        Sales and marketing                                           57.1        42.4       46.0
        General and administrative                                    17.5        17.3       15.0
        Amortization of goodwill                                       0.5         2.5        2.6
        Loss on impairment of assets                                     -           -          -
        Restructuring charges                                            -           -          -

        Acquired in-process research and development                  15.8           -          -
                                                                  ---------   ---------  ---------
        Total operating expenses                                     123.7        80.5       85.0
                                                                  ---------   ---------  ---------
Loss from operations                                                 (52.4)      (23.7)     (31.3)
                                                                  ---------   ---------  ---------
Other income (expense):
          Other income (expense)                                      (0.1)       (0.1)       0.1
          Interest income from principal stockholder                   1.7           -          -
          Other interest income, net                                     -         1.8        2.4
          Equity in income (losses) from Infomodelers, Inc.           (2.5)        6.5          -
                                                                  ---------   ---------  ---------
                Total other income (expense)                          (0.9)        8.2        2.5
                                                                  ---------   ---------  ---------
Net loss                                                             (53.3)%     (15.5)%    (28.8)%
                                                                  =========   =========  =========

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         REVENUE. Total revenue increased 4% from $33.4 million in 1998 to $34.7 million in 1999. This increase was due primarily to growing demand for click2learn's solutions offset by a 70% decline in non e-learning, other product revenues. Future growth in revenues, if any, is expected to originate primarily from the click2learn.com network initiative launched during the fourth quarter of 1999 and continued enhancements to existing enterprise e-learning solutions.

         Online learning product revenue increased 19% from $10.8 million in 1998 to $12.9 million in 1999. Offsetting this growth, other product revenue decreased 70% from $4.4 million in 1998 to $1.3 million in 1999. Other product revenue consists of revenue from click2learn's products which were not targeted at the e-learning market, all of which have been discontinued. Total product revenue decreased 6% from $15.2 million in 1998 to $14.2 million in 1999.

         Services revenue increased 13% from $18.2 million in 1998 to $20.5 million in 1999. Click2learn has experienced an increased number of professional services engagements which are billed on a fixed price basis and intends to pursue such engagements in the future. See "Factors That May Affect Future Operating Results-Customer Requirements and Fixed Price Engagements."

         COST OF REVENUE. Total cost of revenue increased 12% from $14.4 million in 1998 to $16.1 million in 1999. Total cost of product revenue decreased 18% from $2.0 million in 1998 to $1.6 million in 1999. Cost of online learning product revenue decreased 7% from $947,000 in 1998 to $882,000 in 1999, due primarily to increased sales of click2learn's higher margin online learning management system products. Cost of other product revenue decreased 28% from $1.0 million in 1998 to $751,000 in 1999. This decrease was due primarily to decreased sales of click2learn's other products. Total product gross margin increased as a percentage of product revenue from 87% in 1998 to 89% in 1999.

         Cost of services revenue increased 16% from $12.4 million in 1998 to $14.4 million in 1999. This increase was due primarily to increased professional services projects in 1999. Services gross margin as a percentage of services revenue decreased from 32% in 1998 to 30% in 1999 due to lower services personnel utilization in the first half of 1999. Click2learn anticipates that cost of services revenue will increase in absolute dollars as it adds additional professional services personnel. To the extent services revenue increases relative to product sales revenue as a percentage of total revenue, overall gross margins would decline.

OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products and new product versions and consist primarily of salaries, depreciation of development equipment, supplies and overhead allocations. Research and development expenses increased 21% from $6.1 million in 1998 to $7.4 million in 1999. This increase was due to incremental spending to develop the click2learn.com network technology platform. Research and development expenses as a percentage of total revenue increased from 18% in 1998 to 21% in 1999. Click2learn expects research and development expenses to increase in absolute dollars in the future.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of sales and marketing personnel costs, including sales commissions, travel, advertising, public relations, seminars, trade shows and other marketing literature and overhead allocations. Sales and marketing expenses increased 13% from $14.1 million in 1998 to $16.0 million in 1999. Sales and marketing expenses as a percentage of total revenue increased from 42% in 1998 to 46% in 1999. The increases were due primarily to marketing expenses relating to the launch of the click2learn.com network during the fourth quarter of 1999 and an increase in the number of field sales representatives. Click2learn expects that sales and marketing expenses will increase in absolute dollars in the future as click2learn continues to grow its sales and marketing efforts in the e-learning market.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other personnel-related expenses for click2learn's administrative, executive and finance personnel as well as outside legal and audit costs. General and administrative expenses decreased 9% from $5.8 million in 1998 to $5.2 million in 1999. This decrease was due primarily to increased synergies at acquired companies. General and administrative expenses as a percentage of total revenue decreased from 17% in 1998 to 15% in 1999. Click2learn expects that general and administrative expenses will increase in absolute dollars in the future as click2learn pursues the e-learning market.

         AMORTIZATION OF GOODWILL. Amortization of goodwill expense relates to the amortization of excess purchase price over the fair value of identifiable tangible and intangible assets acquired in acquisitions recorded using the purchase method of accounting. Amortization of goodwill increased from $825,000 in 1998 to $888,000 in 1999 due to the acquisition of Pixelmedia Visual Communications, Inc. ("Pixelmedia"), an e-learning developer located in Richmond, British Columbia, in July 1999 and as a result of a full year's amortization being taken on acquisitions made in 1998.

         ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Click2learn recognized no cost of acquired in-process research and development in 1998 or 1999.

         OTHER INCOME (EXPENSE). Interest income on cash and cash equivalents in 1998 was $609,000 as compared to $855,000 in 1999. Equity in income from Infomodelers was $2.2 million in 1998 and $0 in 1999. Equity in income
(losses) from Infomodelers in 1998 resulted from the sale by Infomodelers of substantially all of its assets to Visio Corporation. Because click2learn sold substantially all of its interest in Infomodelers in March 1998, click2learn did not record equity in income (losses) from Infomodelers in 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         REVENUE. Total revenue increased 30% from $25.7 million in 1997 to $33.4 million in 1998. Online learning product revenue increased 35% from $8.0 million in 1997 to $10.8 million in 1998. This increase was due primarily to increased demand for click2learn's online learning products as a result of click2learn's focus on the online learning market. Other product revenue decreased 58% from $10.4 million in 1997 to $4.4 million in 1998. Other product revenue consists of revenue from click2learn's products which are not targeted at the online learning market. These products include SuperCede products (prior to its spin-off in September 1997), 3D F/X, Digital Video Producer, ToolBook, Multimedia ToolBook, IconAuthor, CBT Express, Web 3D and other non-online learning products. Included in other product revenue in 1997 was approximately $2.0 million from sales of SuperCede products. Total product revenue decreased 21% from $18.5 million in 1997 to $15.2 million in 1998, reflecting the decrease in other product revenue. Services revenue increased 151% from $7.2 million 1997 to $18.2 million in 1998 due primarily to the expansion of click2learn's professional services business.

         COST OF REVENUE. Total cost of revenue increased 96% from $7.4 million in 1997 to $14.4 million in 1998. Total cost of product revenue decreased 27% from $2.7 million in 1997 to $2.0 million 1998. Cost of online learning product revenue increased 56% from $608,000 in 1997 to $947,000 in 1998, due primarily to increased sales of click2learn's online learning products. Cost of other product revenue decreased 51% from $2.1 million in 1997 to $1.0 million in 1998. This decrease was due primarily to decreased sales of click2learn's other products. Cost of other product revenue attributable to sales of SuperCede products was $273,000 in 1997. Total product gross margin as a percentage of product revenue increased to 87% in 1998 from 85% in 1997.

         Cost of services revenue increased 168% from $4.6 million in 1997 to $12.4 million 1998. This increase was due primarily to increased professional service projects in 1998. Services gross margin as a percentage of services revenue decreased from 36% in 1997 to 32% in 1998 due to lower services personnel utilization.

OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased 27% from $8.4 million in 1997 to $6.1 million in 1998. This decrease was due primarily to the spin off of SuperCede. Research and development expenses as a percentage of total revenue decreased from 33% in 1997 to 18% in 1998 as a result of the spin-off of SuperCede and higher total revenues. Research and development expenses related to SuperCede were $2.6 million in 1997.

         SALES AND MARKETING. Sales and marketing expenses decreased 4% from $14.7 million in 1997 to $14.1 million in 1998. Sales and marketing expenses as a percentage of total revenue decreased from 57% in 1997 to 42% in 1998. The decreases were due primarily to sales and marketing expenses relating to SuperCede products in 1997. Sales and marketing expenses related to SuperCede were $2.5 million in 1997.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 28% from $4.5 million in 1997 to $5.8 million in 1998. This increase was due primarily to increased overhead due to click2learn's increased size as well as costs of being a public company. General and administrative expenses as a percentage of total revenue were unchanged at 17%. General and administrative expenses related to SuperCede were $653,000 in 1997.

         AMORTIZATION OF GOODWILL. Amortization of goodwill increased from $119,000 in 1997 to $825,000 in 1998. Click2learn began acquiring other companies in the latter half of 1997, therefore, the increase is due to a full year of amortization reflected in 1998.

         ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Click2learn recognized no cost of acquired in-process research and development in 1998. In 1997, click2learn recognized the cost of acquired in-process research and development totaling $4.1 million. This amount represented in-process research and development acquired by click2learn in connection with Aimtech Corporation ("Aimtech") of $3.6 million and $484,000 resulting from one other acquisition.

         OTHER INCOME (EXPENSE). Interest income from the principal stockholder was $436,000 and $0 in 1997 and 1998, respectively, and was related to interest payments to click2learn on a note receivable from click2learn's principal stockholder. This note receivable was repaid in full in October 1997. Other interest income, net was $8,000 and $609,000 in 1997 and 1998, respectively. Interest income in 1998 was derived primarily from interest earned on proceeds from click2learn's initial public offering. Equity in income (losses) from Infomodelers was $(634,000) and $2.2 million in 1997 and 1998, respectively, representing click2learn's equity in the net income (losses) from Infomodelers in such periods. Equity in income (losses) from Infomodelers in 1998 resulted from the sale by Infomodelers of substantially all of its assets to Visio Corporation.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, click2learn had cash and cash equivalents totaling $19.5 million, a decrease of $2.2 million from December 31, 1998. The decrease in cash was due primarily to uses of cash for operating expenses. At December 31, 1999, the principal source of liquidity for click2learn was $27.8 million of working capital.

         Click2learn has had negative cash flows from operating activities to date. Net cash used by operating activities was $7.4 million, $10.7 million, and $13.1 million in 1997, 1998 and 1999, respectively. In 1997, net cash used in operating activities was primarily the result of net losses, which include a non-cash expense of $4.1 million for acquired in-process research and development. Net cash used in operating activities in 1998 and 1999 was also primarily due to net losses.

         Net cash provided by (used in) investing activities was $(713,000), $1.2 million and $(2.5) million in 1997, 1998 and 1999, respectively. Net cash used in investing activities in 1997 was primarily the result of capital expenditures and acquisition-related costs. Net cash provided by investing activities in 1998 was primarily due to proceeds received from the sale of click2learn's investment in Infomodelers. In 1999, net cash used in investing activities was primarily the result of capital expenditures for computer equipment, purchased software, office equipment, furniture and fixtures. As of December 31, 1999, click2learn had no material commitments for capital expenditures and click2learn also had commitments under non-cancelable operating leases with terms in excess of one year of $5.4 million through 2003.

         Cash provided by financing activities was $7.1 million, $28.8 million and $13.5 million in 1997, 1998 and 1999 respectively, resulting primarily from payments received on the note receivable from principal stockholder in 1997, click2learn's initial public offering in 1998 and private placements of common and preferred stock in 1999 with Go2Net, Marshall Capital Management and Vulcan Ventures. Cash used for payments on long-term debt was $398,000, $592,000, and $120,000 in 1997, 1998 and 1999, respectively.

         Click2learn anticipates that its cash and cash equivalents will be sufficient to meet its working capital needs and capital expenditures for at least the next 12 months. Click2learn's long-term liquidity will be affected by numerous factors, including acquisitions of businesses or technologies, demand for click2learn's online learning products and services, the extent to which such online learning products and services achieve market acceptance, the timing and extent to which click2learn invests in new technology, the expenses of sales and marketing and new product development, the extent to which competitors are successful in developing their own products and services and increasing their own market share, the level and timing of revenues and other factors. In addition, click2learn from time to time evaluates potential acquisitions of businesses, products or technologies that complement click2learn's business. To the extent that resources are insufficient to fund click2learn's activities, click2learn may need to raise additional funds. Such additional funding, if needed, may not be available on terms attractive to click2learn, or at all. If adequate funds are not available on acceptable terms, click2learn may be unable to expand its business, develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on click2learn's business, operating results and financial condition.

YEAR 2000 COMPLIANCE

         Click2learn spent approximately $80,000 in connection with evaluating and remediating year 2000 issues. Such expenditures represented approximately 6% of click2learn's total information technology budget. To date, click2learn has not experienced any material year 2000 related problems with its software or third party software or computer systems.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         CLICK2LEARN HAS A LIMITED OPERATING HISTORY IN ITS CURRENT MARKETS. Until early 1995, click2learn was engaged in various research and development activities and in developing and marketing multimedia authoring products, database and Internet tools, web publishing products and other ancillary products, most of which click2learn does not currently sell. Starting in 1995, click2learn began to focus its development and marketing efforts on products and services for the enterprise learning market. Click2learn announced the click2learn.com network in July 1999, and has not previously hosted, operated and managed e-commerce web sites. Accordingly, click2learn has a limited operating history on which to evaluate its current business and prospects.

         Risks click2learn faces under its new business models include, but are not limited to, the demand for technology-based training and e-learning applications, demand for e-learning products and services, broad and timely acceptance of the click2learn.com network, competition and those other risks described in this section. To address these risks, click2learn must, among other things:

          - successfully introduce and build the click2learn.com e-learning network and attract user traffic to the e-learning network;

          - establish corporate e-learning sites for its customers and generate revenues from such customers;

          - continue to establish relationships with leading providers of learning content to sell that content through the click2learn.com network;

          - continue to establish co-branded e-learning sites for Internet portals and corporate customers for the use of click2learn.com as the "learning channel" for their web sites;

          -    respond to competitive developments;

          -    attract, integrate, retain and motivate qualified personnel;

          -    successfully introduce new products and services; and

          -    address and establish new technologies and technology standards.

         Although click2learn intends to derive revenue from the click2learn.com network, the pricing, expense and revenue model for the click2learn.com network has not been broadly tested in the marketplace. If the pricing, expense and revenue model is not acceptable to users, customers, content providers or advertisers, the click2learn.com network may not be commercially successful. This would seriously harm click2learn's business, particularly if it experiences a decline in the growth of revenues from its enterprise e-learning products and services. Click2learn expects to continue to derive the majority of its revenues over at least the next 12 months from its enterprise e-learning products, rather than the click2learn.com network.

         CLICK2LEARN'S OPERATING RESULTS COULD VARY SIGNIFICANTLY FROM QUARTER TO QUARTER. Click2learn's quarterly operating results have varied significantly in the past and are expected to fluctuate significantly in the future as a result of a variety of factors, many of which are outside click2learn's control. Factors that may adversely affect click2learn's quarterly operating results include:

          - the demand for technology-based training and demand for e-learning solutions;

          - the size and timing of product orders and the timing and execution of professional services engagements;

          -    the mix of revenue from products and services;

          -    the mix of products sold;

          -    the ability to meet client project milestones;

          - market acceptance of click2learn's or its competitors' products and services;

          - click2learn's ability to develop and market new or enhanced products and services in a timely manner and the market acceptance of these products and services;

          - timing of revenues and expenses relating to the click2learn.com network; and

          -    the timing of revenue recognition.

         Click2learn's future revenues are difficult to predict and click2learn may not be able to adjust spending in response to revenue shortfalls. Click2learn's limited operating history under its current business model, including the click2learn.com network, possible acquisitions and the emerging nature of the market make prediction of future revenue and expenses difficult. Expense levels are based, in part, on expectations as to future revenue and to a large extent are fixed in the short term. If click2learn is not able to predict future revenue accurately, it may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

         CLICK2LEARN IS IN A DEVELOPING MARKET. The e-learning market is in the early stages of development. Corporate training and education has historically been conducted primarily through classroom instruction and has traditionally been performed by a company's internal personnel. Many companies have invested heavily in their current training solutions. Although technology-based training applications have been available for several years, they currently account for only a small portion of the overall training market. Accordingly, the future success of click2learn will depend upon, among other factors, the extent to which companies adopt technology-based solutions and use the Internet in connection with their training activities and the extent to which companies utilize the services or purchase products of third-party providers, and more particularly whether companies adopt solutions delivered over the Internet on an application service provider basis, including private e-learning sites hosted by third parties such as those on the click2learn.com network. Many companies that have already invested substantial resources in traditional methods of corporate training may be reluctant to adopt a new strategy that may limit or compete with their existing investments. Even if companies implement technology-based training or e-learning solutions, they may still choose to design, develop, deliver or manage all or a part of their education and training internally. If technology-based learning and the use of the Internet for learning do not become widespread, or if companies do not use the products and services of third parties to develop, deliver or manage their training needs, then click2learn's products and services, including the click2learn.com network, may not achieve commercial success.

         CLICK2LEARN DEPENDS ON INCREASING USE OF THE INTERNET. The click2learn.com network depends on the increased acceptance and use of the Internet, both generally and as a means for the purchase and delivery of learning content. Rapid growth in the use of the Internet is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of business customers or consumers may not adopt or continue to use the Internet, particularly for training and education. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

         Click2learn's business would be seriously harmed if:

          - use of the Internet and other online services does not continue to increase or increases more slowly than expected;

          - the technology underlying the Internet and other online services does not effectively support any expansion that may occur;

          - the Internet and other online services do not create a viable commercial marketplace, reducing the need for our services;

          - the necessary communication and computer network technology for the Internet does not continue to develop; or

          -    governmental regulation of the Internet increases.

         INTERNET SECURITY RISKS. A significant barrier to the widespread use of the Internet for applications such as training and education is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of click2learn's security systems or those of other web sites. If any well-publicized security breach were to occur, the Internet may not become widely accepted for commerce and communications. Anyone who circumvents click2learn's security measures could misappropriate proprietary information or cause interruptions in our services or operations.

         The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or content providers, which could disrupt the click2learn.com network or make it inaccessible to users. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, such as personal information or credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability.

         POSSIBILITY OF PERFORMANCE PROBLEMS. The click2learn.com network has only been recently introduced. If the volume of traffic or content on the click2learn.com network increases, the network may experience slower response times or other problems. In addition, both click2learn and users depend on Internet service providers, telecommunications companies and the efficient operation of their computer networks and other computer equipment for the operation of and access to the click2learn.com network. Each of these has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to click2learn's systems. Any delays in response time or performance problems could cause users of the click2learn.com network to perceive this service as not functioning properly and therefore not use the click2learn.com network for their training needs.

          COMPETITION. The e-learning market is highly fragmented and competitive, rapidly evolving and subject to rapid technological change, with no single competitor accounting for a dominant market share. Because of the lack of significant barriers to entry in its market, click2learn expects that new competitors will enter this market in the future. Click2learn's competitors vary in size and scope and the breadth of products and services offered. Click2learn faces competition from:

          - other web sites focused on learning and education, such as headlight.com, fatbrain.com and smartforce.com, with respect to the click2learn.com network, as well developers or resellers of training content who make their content available over the Internet;

          - developers of multimedia authoring tools with respect to its authoring and authoring support products;

          - other developers of enterprise learning management systems, such as Saba and Docent, as well as publishers of e-learning courses that sell management systems with their titles with respect to its learning management systems;

          - many small, regional e-learning and technology-based training services businesses; and

          - large professional consulting firms and in-house training departments, with respect to all aspects of its enterprise learning solutions.

         Several of click2learn's current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources and therefore may be able to respond more quickly to new or changing opportunities, technologies, standards and customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to establish strategic alliances or deliver competing products or services directly to customers. If these competitors were to bundle competing products or services with the products and services of their strategic partners, the demand for click2learn's products and services might be substantially reduced and its ability to market and sell products and services successfully may be substantially diminished. In addition, the existence or announcement of strategic relationships involving click2learn's competitors could adversely affect its ability to attract and retain customers.

         DEPENDENCE ON THIRD PARTY RELATIONSHIPS. Click2learn must pursue distribution relationships with Internet web sites in an effort to attract traffic to the click2learn.com network, including the click2learn.com e-learning portal. There is intense competition for placements on certain of these sites, and click2learn may not be able to enter into relationships with certain of these sites on commercially reasonable terms, or at all. Even if click2learn enters into distribution relationships with these web sites, they themselves may not attract significant numbers of users to the click2learn.com network. Therefore, click2learn may not receive significant additional users from these relationships. Moreover, click2learn may have to pay fees to establish certain of these relationships or issue securities to companies that operate these web sites, even if click2learn.com does not receive additional users as a result.

         Click2learn uses licensed third party technology in its products and in the click2learn.com network and it licenses content from third parties for the click2learn.com network. Click2learn may not be able to continue to license technology or content from third parties. Future licenses to this technology and content may not be available to click2learn on commercially reasonable terms or at all. The loss of or inability to obtain or maintain any of these technology or content licenses could result in delays in introduction of new products or could force click2learn to discontinue permitting access to portions of the click2learn.com network until equivalent technology or content, if available, is identified, licensed and integrated. Furthermore, although it has taken steps to protect itself in the relevant license agreements, click2learn may be subjected to legal claims related to licensed technology or content based on defamation, negligence, product liability, infringement of intellectual property or other legal theories.

         CUSTOMER REQUIREMENTS AND FIXED PRICE ENGAGEMENTS. Click2learn could face liability from customers if it does not meet their expectations. Many of click2learn's professional services engagements require it to develop e-learning applications to suit unique customer requirements. The failure or inability to meet a customer's expectations or requirements in the performance of services could injure click2learn's business reputation or result in a claim for damages, regardless of click2learn's responsibility for the failure. Click2learn attempts to limit contractually its liability for damages arising from product defects, negligent acts, errors, mistakes or omissions in rendering professional services. However, these contractual protections are not always obtained and may not be enforced or otherwise protect click2learn from liability for damages. Click2learn's insurance may not be sufficient to cover one or more claims.

         Many professional services projects are performed on a fixed-price basis rather than on a time and materials basis. If click2learn does not accurately predict the costs of these projects, it could incur unexpected costs. If click2learn does not complete fixed-price engagements within budget, on time and to clients' satisfaction, click2learn would bear the risk of cost overruns.

         SOFTWARE DEFECTS. Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Click2learn has in the past discovered errors in its products and those of third parties after their initial release. Because click2learn's enterprise e-learning products are complex products targeted for enterprise customers in an emerging market, customers and potential customers may have a greater sensitivity to product defects than the market for software products generally. These companies may also have more sensitivity to product integration and interoperability of commercial shipments. Product defects could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation, or increased service and warranty costs.

         KEY PERSONNEL. Click2learn's future success depends on the performance of the senior management team and other key employees, and on its ability to attract, integrate, motivate and retain additional highly skilled technical, sales and marketing, and professional services personnel. There is intense competition for these personnel. Click2learn does not have employment agreements with most of its executives or other key employees. In addition, click2learn does not maintain key person life insurance for any officers or key employees.

         INTELLECTUAL PROPERTY. Despite click2learn's precautions, it may be possible for a third party to copy or otherwise obtain and use its intellectual property or trade secrets without authorization. In addition, others could independently develop substantially equivalent intellectual property. Litigation may be necessary in the future to enforce click2learn's intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of management and technical resources.

         From time to time click2learn has received, and may in the future receive, notice of claims of infringement of other parties' proprietary rights. Infringement or other claims could be asserted or prosecuted against click2learn in the future. Any such claims, with or without merit, could be time-consuming, and result in costly litigation and diversion of technical and management personnel. They could also cause product shipment delays or require click2learn to develop non-infringing technology or enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on reasonable terms, or at all.

         GENERAL ECONOMIC CONDITIONS. Click2learn's revenues are subject to fluctuation as a result of general economic conditions. A significant portion of click2learn's revenues are derived from the sale of products and services to Fortune 1000 companies or government agencies, which historically have adjusted their expenditures for education and training during economic downturns. Should the economy weaken in any future period, these organizations may not increase or may reduce their expenditures on education and training, which could have an adverse effect on click2learn's business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Click2learn holds its assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents. Click2learn minimizes its risk by investing in financial instruments with a maturity of typically three months or less. Click2learn does not use derivative financial instruments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA, AND FINANCIAL STATEMENT
                                   SCHEDULE

                                                                                                        Page
                                                                                                       -------
CONSOLIDATED FINANCIAL STATEMENTS:
      Independent Auditors' Report...................................................................     32

      Consolidated Balance Sheets as of December 31, 1998 and 1999...................................     33

      Consolidated Statements of Operations for the Years Ended
      December 31, 1997, 1998, and 1999..............................................................     34

      Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 1997, 1998, and 1999..............................................................     35

      Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1997, 1998, and 1999..............................................................     36

      Notes to Consolidated Financial Statements.....................................................     37

SUPPLEMENTARY DATA SCHEDULE (UNAUDITED):
      Quarterly Results (Note 15 of Notes to Consolidated Financial Statements)......................     52

FINANCIAL STATEMENT SCHEDULE:
      Independent Auditors' Report on Financial Statement Schedule...................................     58

      Schedule II.  Valuation and Qualifying Accounts................................................     59

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
click2learn.com, inc.;

We have audited the accompanying consolidated balance sheets of click2learn.com, inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of click2learn.com, inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

Seattle, Washington
January 26, 2000

                     CLICK2LEARN.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                     -------------------------------------
                                                                                          1998                1999
                                                                                     ---------------    ------------------
                                       ASSETS

Current assets:
    Cash and cash equivalents                                                               $21,713               $19,481
     Accounts receivable, net of allowance for returns and
        doubtful accounts of $1,148 in 1998 and $945 in 1999                                  7,917                13,717
    Inventories                                                                                 370                   203
    Prepaid royalties and licenses                                                               66                    95
    Receivables from related companies                                                          193                     9
    Other current assets                                                                        998                 2,272
                                                                                     ---------------    ------------------
             Total current assets                                                            31,257                35,777
 Property and equipment, net                                                                  2,320                 2,583
 Goodwill and other intangible assets, net                                                    9,917                10,475
 Other assets                                                                                   128                   571
                                                                                     ---------------    ------------------
              Total assets                                                                  $43,622               $49,406
                                                                                     ===============    ==================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                        $1,494                $2,146
     Accrued liabilities                                                                      1,637                 2,382
     Deferred revenue                                                                         1,401                 1,687
     Customer prepayments                                                                       281                   591
     Other current liabilities                                                                1,531                 1,153
                                                                                     ---------------    ------------------
             Total current liabilities                                                        6,344                 7,959
 Other noncurrent liabilities                                                                   268                    92
                                                                                     ---------------    ------------------
             Total liabilities                                                                6,612                 8,051
                                                                                     ---------------    ------------------

Stockholders' equity:
     Preferred stock, $0.01 par value; authorized 2,000,000 shares; issued and
       outstanding no shares in 1998 and in 1999                                        -                     -
     Common stock, $0.01 par value; authorized 40,000,000 shares, issued and
       outstanding 13,948,018 shares in 1998 and 16,115,339 shares in 1999                      140                   162
     Additional paid-in capital                                                             203,249               217,521
     Accumulated deficit                                                                  (165,522)             (175,527)
     Deferred stock compensation                                                              (580)                 (484)
     Accumulated other comprehensive loss                                                     (277)                 (317)
                                                                                     ---------------    ------------------
            Total stockholders' equity                                                       37,010                41,355
                                                                                     ===============    ==================
            Total liabilities and stockholders' equity                                      $43,622               $49,406
                                                                                     ===============    ==================

           See accompanying notes to Consolidated Financial Statements

                     CLICK2LEARN.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                       1997               1998              1999
                                                                  ---------------    ---------------   ----------------
Revenue:
      Product revenue:
        Online learning products                                          $8,036           $ 10,828            $12,897
        Other products                                                    10,426              4,365              1,309
                                                                  ---------------    ---------------   ----------------
           Total product revenue                                          18,462             15,193             14,206
      Services revenue                                                     7,243             18,159             20,527
                                                                  ---------------    ---------------   ----------------
                 Total revenue                                            25,705             33,352             34,733
                                                                  ---------------    ---------------   ----------------

Cost of revenue:
      Product revenue:
        Online learning products                                             608                947                882
        Other products                                                     2,127              1,038                751
                                                                  ---------------    ---------------   ----------------
           Total cost of product revenue                                   2,735              1,985              1,633
      Services revenue                                                     4,635             12,432             14,444
                                                                  ---------------    ---------------   ----------------
                 Total cost of revenue                                     7,370             14,417             16,077
                                                                  ---------------    ---------------   ----------------

Gross margin                                                              18,335             18,935             18,656
                                                                  ---------------    ---------------   ----------------

Operating expenses:
      Research and development                                             8,423              6,113              7,425
      Sales and marketing                                                 14,704             14,149             15,977
      General and administrative                                           4,491              5,767              5,227
      Amortization of goodwill                                               119                825                888
      Acquired in-process research and development                         4,064                  -
                                                                  ---------------    ---------------   ----------------
      Total operating expenses                                            31,801             26,854             29,517
                                                                  ---------------    ---------------   ----------------
Loss from operations                                                     (13,466)            (7,919)           (10,861)
                                                                  ---------------    ---------------   ----------------
Other income (expense):
      Other income (expense)                                                 (38)               (18)                 3
      Interest income from principal stockholder                             436                  -                  -
      Other interest income, net                                               8                609                853
      Equity in income (losses) from Infomodelers, Inc.                     (634)             2,169                  -
                                                                  ---------------    ---------------   ----------------
            Total other income (expense)                                    (228)             2,760                856
                                                                  ---------------    ---------------   ----------------
Net loss                                                                $(13,694)          $ (5,159)          $(10,005)
Accretion of redemption value of redeemable common stock                       -             (1,370)                 -
Non cash dividend associated with preferred stock                              -                  -             (2,754)
                                                                  ---------------    ---------------   ----------------
Net loss attributable to common stockholders                            $(13,694)          $ (6,529)          $(12,759)
                                                                  ===============    ===============   ================

Net loss per share, basic and diluted                                    $ (2.17)            $ (.62)            $ (.87)
                                                                  ===============    ===============   ================

Weighted average common shares outstanding, basic and diluted              6,306             10,599             14,626
                                                                  ===============    ===============   ================

           See accompanying notes to Consolidated Financial Statements

                     CLICK2LEARN.COM, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                      PREFERRED STOCK                                             ADDI-   DEFERRED
                                          SERIES A        CLASS B STOCK        COMMON STOCK       TIONAL   STOCK
                                      ----------------- ------------------- -------------------- PAID-IN   COMPEN-
                                      SHARES   AMOUNT    SHARES    AMOUNT    SHARES     AMOUNT   CAPITAL   SATION
                                     -------- -------- ---------- -------- ---------- --------- -------- ---------
BALANCES AT DECEMBER 31, 1996            -        -       814,290 $   8     6,194,327      $62  $163,168     -
Stock options exercised                  -        -         -         -       341,757        3       362     -
Series 4 Class B issued in
  acquisitions                           -        -     2,383,894    24         -         -        3,361     -
Series 5 Class B issued in
  acquisitions                           -        -     1,512,500    15         -         -        2,133     -
Common stock issued in acquisitions      -        -         -         -       356,952        4     2,806     -
Stock options issued in acquisitions     -        -         -         -         -         -           89     -
Net liability spun off in SuperCede
  transaction                            -        -         -         -         -         -        1,402     -
Stock compensation                       -        -         -         -         -         -          822     -
Payment of Class B stock
  subscription receivable                -        -         -         -         -         -         -        -
Interest on Class B stock
  subscription receivable                -        -         -         -         -         -         -        -
Cancellation of Series B preferred
  Class B stock                          -        -      (388,395)   (4)        -         -       (4,774)    -
Comprehensive loss:
     Net loss                            -        -         -         -         -         -         -        -
     Translation adjustments             -        -         -         -         -         -         -        -

Total comprehensive loss
                                     -------- -------- ---------- -------- ---------- --------- -------- ---------
BALANCES AT DECEMBER 31, 1997            -        -     4,322,289 $  43     6,893,036      $69  $169,369     -
Stock options exercised                  -        -         -         -       484,953        6       874
Stock compensation                       -        -         -         -         2,250        2       961     (736)
Amortization of deferred stock           -        -         -         -         -         -         -         156
  compensation
Cancellation of Series 4 Class B         -        -          (900)    -         -         -         -        -
  stock
Cancellation of common stock             -        -         -         -        (4,967)    -           (2)    -
Common stock issued in acquisitions      -        -         -         -       115,215         1    1,267     -
Common stock issued in Initial           -        -         -         -     3,025,000        30   29,301     -
  Public Offering net of offering
  costs of $3,944
Conversion of Class B stock to           -        -    (4,321,389)  (43)    3,241,042        32       11     -
  common stock
Conversion of  redeemable common
  stock to common stock                  -        -                   -       191,489     -        1,468     -
Comprehensive loss:
     Net loss                            -        -         -         -         -         -         -        -
     Translation adjustments             -        -         -         -         -         -         -        -
Total comprehensive loss
                                      -------- -------- ---------- -------- ---------- --------- -------- --------
BALANCES AT DECEMBER 31, 1998            -        -         -         -     13,948,018     $140  $203,249   $(580)
Stock options exercised                  -        -         -         -       348,437         4       865    -
Amortization of deferred stock           -        -         -         -         -             -        -
  compensation                                                                                                 96
Common stock issued in acquisitions      -        -         -         -       100,000         1       399    -
Sale of common stock, net of
  offering costs of $141                 -        -         -         -       428,571         4     2,854    -
Common stock warrants issued for
  services                               -        -         -         -             -         -       240    -
Sale of preferred stock, net of
  offering costs of $73                10,000     -         -         -             -         -     7,173    -
Non cash preferred stock dividend        -        -         -         -             -         -     2,754    -
Conversion of preferred stock,
  Series A, to common stock           (10,000)    -         -         -     1,290,313        13       (13)   -
Comprehensive loss:
     Net loss                            -        -         -         -         -         -         -        -
     Translation adjustments             -        -         -         -         -         -         -        -
Total comprehensive loss
                                      -------- -------- ---------- -------- ---------- --------- -------- --------
BALANCES AT DECEMBER 31, 1999            -        -         -         -     16,115,339     $162  $217,521   $(484)
                                      ======== ======== ========== ======== ========== ========= ======== ========


                                                ACCUMU-
                                     CLASS B     LATED
                                      STOCK      OTHER
                                     SUBSCRIP-  COMPRE-
                                       TION     HENSIVE   ACCUMU-    COMPRE-
                                     RECEIV-    INCOME     LATED     HENSIVE
                                       ABLE     (LOSS)    DEFICIT    (LOSS)     TOTAL
                                     -------- --------- ---------- ---------   -------
BALANCES AT DECEMBER 31, 1996        (4,500)       $27  $(146,668)     -       $12,097
Stock options exercised                 -         -          -         -           365
Series 4 Class B issued in
  acquisitions                          -         -          -         -         3,385
Series 5 Class B issued in
  acquisitions                          -         -          -         -         2,148
Common stock issued in acquisitions     -         -          -         -         2,810
Stock options issued in acquisitions    -         -          -         -            89
Net liability spun off in SuperCede
  transaction                           -         -          -         -         1,402
Stock compensation                      -         -          -         -           822
Payment of Class B stock
  subscription receivable                 500     -          -         -           500
Interest on Class B stock
  subscription receivable                (28)     -          -         -           (28)
Cancellation of Series B preferred
  Class B stock                         4,028     -          -         -          (750)
Comprehensive loss:
     Net loss                           -         -       (13,694)  (13,694)   (13,694)
     Translation adjustments            -         (188)      -         (188)      (188)
                                                                    --------
Total comprehensive loss                                            (13,882)
                                     -------- --------- ----------  --------    -------
BALANCES AT DECEMBER 31, 1997           -        $(161) $(160,362)     -        $ 8,958
Stock options exercised                 -         -          -         -            880
Stock compensation                      -         -          -         -            227
Amortization of deferred stock          -         -          -         -            156
  compensation
Cancellation of Series 4 Class B        -         -          -         -           -
  stock
Cancellation of common stock            -         -          -         -             (2)
Common stock issued in acquisitions     -         -          -         -          1,267
Common stock issued in Initial          -         -          -         -         29,331
  Public Offering net
Conversion of Class B stock to          -         -          -         -
  common stock
Conversion of  redeemable common
  stock to common stock                 -         -          -         -          1,468
Comprehensive loss:
     Net loss                           -         -        (5,159)   (5,159)     (5,159)
     Translation adjustments            -         (116)      -         (116)       (116)
                                                                    -------
Total comprehensive loss                                            $(5,275)
                                     --------- --------- ---------- --------    -------
BALANCES AT DECEMBER 31, 1998           -        $(277)  $(165,522)             $37,010
Stock options exercised                 -         -          -         -            869
Amortization of deferred stock          -         -          -         -
  compensation                                                                       96
Common stock issued in acquisitions     -         -          -         -            400
Sale of common stock, net of
  offering costs of $141                -         -          -         -          2,858
Common stock warrants issued
  for services                          -         -          -         -            240
Sale of preferred stock, net of
  offering costs of $73                 -         -          -         -          7,173
Non cash preferred stock dividend       -         -          -         -          2,754
Conversion of preferred stock,
  Series A, to common stock             -         -          -         -           -
Comprehensive loss:
     Net loss                           -         -       (10,005)  (10,005)    (10,005)
     Translation adjustments            -          (40)      -          (40)        (40)
                                                                    -------
Total comprehensive loss                                           $(10,045)
                                     --------- --------- ---------- --------   --------
BALANCES AT DECEMBER 31, 1999           -        $(317)  $(175,527)            $ 41,355
                                     ========= ========= ==========            ========


           See accompanying notes to Consolidated Financial Statements

                     CLICK2LEARN.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------------------
                                                                             1997                1998                1999
                                                                        ---------------     ---------------     ---------------
Cash flows from operating activities:
  Net loss                                                                    $(13,694)            $(5,159)           $(10,005)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                                1,170               1,662               2,222
    Stock compensation expense                                                     822                 383                  96
    Accrued interest on note receivable from principal stockholder               2,288                   -                   -
    Accrued interest on Class B stock subscription receivable                      (28)                  -                   -
    Acquired in-process research and development                                 4,064                   -                   -
    Equity in (income) losses from Infomodelers, Inc.                              634              (2,169)                  -
    Changes in assets and liabilities:
      Accounts receivable                                                       (4,191)               (477)             (5,776)
      Inventories                                                                  208                 114                 167
      Prepaid royalties and licenses                                              (212)                 13                 (29)
      Receivables from related companies                                          (171)                106                 (76)
      Other current assets                                                         167                (558)             (1,192)
      Accounts payable                                                          (1,690)             (1,109)                642
      Accrued liabilities                                                          398                (550)                732
      Deferred revenue                                                             774              (2,242)                286
      Other current liabilities and customer prepayments                         2,031                (664)               (204)
                                                                        ---------------     ---------------     ---------------
               Net cash used in operating activities                            (7,430)            (10,650)            (13,137)
                                                                        ---------------     ---------------     ---------------
Cash flows from investing activities:
    Purchase of property and equipment                                            (384)             (1,242)             (2,195)
    Payments related to acquisitions, net of cash acquired                        (321)               (155)               (126)
    Sale of Infomodelers, Inc.                                                       -               2,373                   -
    Sale of other assets                                                            (8)                187                (185)
                                                                        ---------------     ---------------     ---------------
               Net cash (used in) provided by investing activities                (713)              1,163              (2,506)
                                                                        ---------------     ---------------     ---------------
Cash flows from financing activities:
    Repayment of notes payable                                                    (131)               (843)                (82)
    Payments received on notes receivable from principal
        stockholder                                                              6,747                   -                   -
    Payments on long-term debt                                                    (398)               (592)               (120)
    Payments received on Class B stock subscription receivable                     500                   -                   -
    Proceeds from exercise of stock options                                        365                 880                 869
    Net proceeds from sale of common and preferred stock
        and common stock warrants                                                    -              29,331              12,785
                                                                        ---------------     ---------------     ---------------
               Net  cash provided by financing activities                        7,083              28,776              13,452
                                                                        ---------------     ---------------     ---------------
    Effect of foreign exchange rate changes on cash                               (188)               (116)                (41)
                                                                        ---------------     ---------------     ---------------
               Net increase (decrease) in cash and cash
                  equivalents                                                   (1,248)             19,172              (2,232)
Cash and cash equivalents at beginning of year                                   3,789               2,541              21,713
                                                                        ===============     ===============     ===============
Cash and cash equivalents at end of year                                        $2,541            $ 21,713             $19,481
                                                                        ===============     ===============     ===============

           See accompanying notes to Consolidated Financial Statements

                     CLICK2LEARN.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  BUSINESS

     Click2learn.com, inc. ("click2learn") is a provider of e-learning solutions designed to enable organizations to capture, deploy and manage knowledge effectively via a hosted application service provider (ASP) model or a customer's internal information systems. Click2learn offers a single source solution by incorporating its learning management (Ingenium) and authoring software products (ToolBook II Instructor and ToolBook II Assistant) with professional services (e.g. consulting, custom development, integration).

     On November 23, 1999, the stockholders of click2learn approved the corporate name change from Asymetrix Learning Systems, Inc. to click2learn.com, inc.

     (b)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of click2learn and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in 20% to 50% owned companies are accounted for using the equity method of accounting.

     (c)  USE OF ESTIMATES

     The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results may differ from these estimates.

     (d)  FOREIGN CURRENCY TRANSLATION

     The functional currency of click2learn's foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The translation adjustment resulting from this process is presented separately as a component of accumulated other comprehensive loss in stockholders' equity. Gains and losses on foreign currency transactions are included in the consolidated statement of operations as incurred. To date, gains and losses on foreign currency transactions have not been significant.

     (e)  CASH AND CASH EQUIVALENTS

     All highly liquid financial instruments purchased with a remaining maturity of three months or less at the date of purchase are reported as cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair values.

     (f)  CONCENTRATION OF CREDIT AND SALES RISK

     Click2learn has a diverse customer base. Click2learn performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. No single customer accounted for greater than 10% of total revenues during the years ended December 31, 1997, 1998, and 1999.

                              CLICK2LEARN.COM, INC.

     (g)  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined principally using a first-in, first-out cost flow assumption.

     (h)  FINANCIAL INSTRUMENTS

     At December 31, 1998 and 1999, the carrying values of financial instruments, such as trade receivables and accounts payable approximated their fair values based on the short-term maturities of these instruments.

     (i)  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of three to seven years. Leasehold improvements are amortized over the lesser of the lease term or estimated useful life. Repairs and maintenance that do not improve or extend the lives of the respective assets are expensed in the period incurred.

     (j)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and is amortized over their estimated useful lives of 5 to 15 years.

     Other intangible assets consist of software products acquired by click2learn from third parties. At the time of their acquisition, the products had either reached technological feasibility or were complete. Purchased technology is amortized on a product-by-product basis using the greater of the amount computed using the ratio that current sales bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product.

     (k)  IMPAIRMENT OF LONG-LIVED ASSETS

     Click2learn reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used other than goodwill is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. The recoverability of goodwill is assessed whenever the facts and circumstances suggest that the asset may be impaired and the write-down material. Click2learn assesses the recoverability of goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future cash flows.

     (l)  REVENUE RECOGNITION

     Effective January 1, 1998, click2learn adopted Statement of Position 97-2 ("SOP 97-2"), SOFTWARE REVENUE RECOGNITION, issued by the American Institute of Certified Public Accountants. The statement provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the

                              CLICK2LEARN.COM, INC.

     arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

     Prior to January 1, 1998, revenue from sales of software products to end-users, resellers, and distributors was recognized when the products were shipped provided that no significant obligations of click2learn remained and collection of the resulting receivable was deemed probable.

     Click2learn's agreements with certain distributors and resellers permit them to exchange products under certain circumstances and permit returns from certain resellers subject to specific limitations. When appropriate, accruals are established for estimated returns and exchanges. In the case of nonrefundable minimum royalties from an OEM (Original Equipment Manufacturer), reseller or other distributor, provided that no significant obligations of click2learn remain, click2learn recognizes revenue when it delivers its product to the OEM reseller or other distributor. Additional royalties are paid to the extent that the advances are exceeded and these additional royalties are recognized upon delivery of the products by the OEM reseller or other distributor to its customers. Click2learn recognizes revenue associated with technical support agreements over the life of the contract.

     Click2learn recognizes revenue under custom development contracts as services are provided for time and materials contracts or by using the percentage-of-completion method of accounting, based on the ratio of costs incurred to the total estimated project cost, for individual fixed-price contracts. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident.

     Click2learn has an e-commerce site where third party e-learning and tangible goods, including books, videotapes, and CD-ROMs, are purchased by consumers. The e-learning revenue is recognized at the time click2learn has fulfilled substantially all of its obligations to the customer. Revenue from the sale of tangible goods is recognized at the time the order is shipped to the consumer.

     (m)  RESEARCH AND DEVELOPMENT

     Research and development costs, which consist primarily of software development costs, are expensed as incurred. Financial accounting standards provide for the capitalization of certain software development costs after technological feasibility of software is established. Under click2learn's current practice of developing new products and enhancements, the technological feasibility of the underlying software is not established until the completion of a working model at which time all product development is substantially complete. Accordingly, no such costs have been capitalized because the impact would not be material.

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

     (o)  STOCK-BASED COMPENSATION

     Click2learn has adopted the disclosure-only provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123") and applies Accounting Principles Board Opinion No. 25,

                              CLICK2LEARN.COM, INC.

     ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations in accounting for its stock-based compensation. Accordingly, click2learn's stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant. Recognition of stock-based compensation expense under Statement 123 requires the use of a fair value method to value stock options using option valuation models. Pro forma disclosure of net loss under Statement 123 is provided in Note 11 to the consolidated financial statements.

     (p)  ADVERTISING

     Advertising costs are expensed as incurred and are included in sales and marketing expenses. Advertising expense was $1,312,000, $652,000, and $694,000, respectively during the years ended December 31, 1997, 1998, and 1999.

     (q)  NET LOSS PER SHARE

     Basic net loss per share is computed by dividing the sum of net loss plus accretion of redemption value of redeemable common stock and the non cash preferred stock dividend by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the sum of net loss plus accretion of redemption value of redeemable common stock and the non cash preferred stock dividend by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As click2learn had a net loss attributable to common stockholders in each of the periods presented, basic and diluted net loss per share are the same.

     Excluded from the computation of diluted earnings per share for the year ended December 31, 1999 are options to acquire approximately 4,744,988 shares of common stock with a weighted average share price of $5.36 and warrants to purchase 1,426,313 shares of common stock with a weighted average share price of $8.61 because their effects would be anti-dilutive. Excluded from the computation of diluted earnings per share for the years ended December 31, 1997 and 1998 are options to acquire approximately 3,389,835 and 3,990,190, respectively, shares of common stock with a weighted average share price of $3.46 and $5.05, respectively, because their effects would be anti-dilutive.

     (r)  COMPREHENSIVE LOSS

     Click2learn has adopted the provisions of Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("Statement 130"). Statement 130 establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Click2learn has disclosed the comprehensive loss in the consolidated statements of stockholders' equity. Click2learn's total comprehensive loss for the years ended December 31, 1997, 1998, and 1999 was $13,882,000, $5,275,000 and
     $10,045,000, respectively and consisted of net loss and foreign currency translation adjustments. The tax effects on the foreign currency translation adjustments were not significant.

     (s)  NEW ACCOUNTING PRONOUNCEMENTS

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position No. 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"). SOP 98-1 establishes guidance on accounting for the costs incurred related to internal use software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Click2learn capitalizes costs related to internal use software, including its management information systems and web site infrastructure and processing systems. Capitalized costs consist primarily of external direct costs for software licenses and services and payroll costs for employees directly involved in related projects. The adoption of SOP 98-1 did not have a material impact on click2learn's consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("Statement 133"). Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Statement 133 is effective for fiscal years beginning after June 15, 2000.

                              CLICK2LEARN.COM, INC.

     Click2learn does not expect the adoption of Statement 133 to have a material impact on its consolidated financial statements.

     In December 1998, the AICPA issued Statement of Position 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS ("SOP 98-9") which amends certain elements of SOP 97-2 and is effective for fiscal years beginning after March 15, 1999. Click2learn believes that the adoption of SOP 98-9 will not have a material effect on the Company's results of operations or financial position.

     In December 1999, the United States Securities and Exchange Commission
     (SEC) released Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"), which click2learn expects to adopt on January 1, 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's view on the application of accounting principles to selected revenue recognition issues. Click2learn does not expect that the adoption of SAB 101 will have a material effect on its consolidated financial statements.

(2)  INVENTORIES

     Inventories consist of the following:

                                                            DECEMBER 31,
                                                     ---------------------------
                                                        1998           1999
                                                     ------------   ------------
     Raw materials...............................           $247           $175
     Finished goods..............................            226             52
     Less obsolescence reserve...................           (103)           (24)
                                                     ============   ============
                                                            $370           $203
                                                     ============   ============

(3)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                            DECEMBER 31,
                                                      --------------------------
                                                         1998           1999
                                                      -----------    -----------
     Leasehold improvements......................          $ 393          $ 596
     Equipment...................................          6,681          7,240
     Furniture and fixtures......................            568          1,023
                                                      -----------    -----------
                                                           7,642          8,859
     Less accumulated depreciation and
           amortization..........................          5,322          6,276
                                                      -----------    -----------
                                                         $ 2,320        $ 2,583
                                                      ===========    ===========

(4)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consists of the following:

                                                            DECEMBER 31,
                                                      --------------------------
                                                         1998           1999
                                                      -----------    -----------
     Goodwill....................................        $10,426        $11,128
     Other intangible assets.....................          1,922          2,925
                                                      -----------    -----------
                                                          12,348         14,053

     Less accumulated amortization...............          2,431          3,578
                                                      -----------    -----------
                                                         $ 9,917        $10,475
                                                      ===========    ===========

(5)  NOTES PAYABLE

                              CLICK2LEARN.COM, INC.

     Click2learn was obligated under a note payable to a former stockholder of the Oakes Companies in the amount of $488,000. This note was repaid in 1998.

(6)  LEASES

     Click2learn leases office space under noncancelable operating leases expiring through 2003. Future minimum lease payments under noncancelable operating leases with terms in excess of one year are as follows (in thousands):

     Years ending December 31:
     2000...........................................          $1,687
     2001...........................................           1,533
     2002...........................................           1,218
     2003...........................................             922
                                                            ----------
             Total minimum lease payments...........          $5,360
                                                            ==========

     Rent expense under operating leases approximated $1,275,000, $1,989,000 and $1,887,000 during the years ended December 31, 1997, 1998, and 1999, respectively.

(7)  INCOME TAXES

     Income (loss) before income taxes consists of the following:

                                                                       YEAR ENDED DECEMBER 31,

                                                      ----------------------------------------------------------
                                                           1997                 1998                 1999
                                                      ----------------     ----------------     ----------------
                                                                           (IN THOUSANDS)
     U.S............................................        $(13,724)             $(3,846)             $(8,345)
     Foreign........................................              30               (1,313)              (1,660)
                                                      ----------------     ----------------     ----------------
              Total loss before income taxes........        $(13,694)             $(5,159)            $(10,005)
                                                      ================     ================     ================


     Click2learn has recorded no provision for income taxes due to operating losses incurred. Click2learn's income tax benefit differs from the expected income tax benefit computed by applying the U.S.
     federal statutory rate of 34% to net loss before income taxes as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                  1997             1998              1999
                                                              -------------    --------------    -------------
                                                                              (IN THOUSANDS)
     Income tax benefit at statutory rate of 34%............      $(4,643)               $(1,754)   $(3,402)
     Losses producing no current tax benefit................        3,151             1,438           3,067
     Acquired in-process research and development...........        1,382                 -               -
     Other, net.............................................          110               316             335
                                                              -------------    --------------    -------------
                  Total provision for income taxes..........      $  -              $   -           $     -
                                                              =============    ==============    =============


     As of December 31, 1999, click2learn had federal net operating loss (NOL) carryforwards and research and development (R&D) tax credit carryforwards, substantially all of which relate to the U.S., available to offset future taxable income, whose expiration approximated the following:

                                                                    NOL                  R&D
                                                               ---------------     --------------
                                                                          (IN THOUSANDS)

     From 2000 through 2001................................           $ 2,392             $    -
     From 2002 through 2006................................            65,680                929
     From 2007 through 2020................................           113,709              2,629
                                                               ---------------     --------------
                                                                     $181,781             $3,558
                                                               ===============     ==============

                              CLICK2LEARN.COM, INC.

     Click2learn's ability to utilize NOL carryforwards is limited due to the change in ownership, as defined in the Internal Revenue Code, which occurred at the time of click2learn's Initial Public Offering.

     Deferred income tax assets consists of the following:

                                                                                DECEMBER 31,
                                                                         ----------------------------
                                                                             1998            1999
                                                                         ------------    ------------
                                                                               (IN THOUSANDS)
     Deferred tax assets:
        Net operating loss carryforwards...........................          $58,914        $ 61,805
        Research and development tax credit carryforwards..........            2,909           3,558
        Provisions for credit and sales returns allowances.........              647             324
        Other provisions and expenses not currently deductible.....              507             480
                                                                         ------------    ------------
                                                                              62,977          66,167
        Valuation allowance for deferred tax assets................          (62,977)        (66,167)
                                                                         ============    ============
            Net deferred tax assets................................          $     -        $      -
                                                                         ============    ============


     For financial reporting purposes, the deferred tax assets valuation allowance has been established due to the uncertainty of the realization of the deferred tax assets. The valuation allowance increased $2,539,000, $465,000 and $3,190,000 in the years ended December 31,
     1997, 1998 and 1999, respectively.

(8)  RELATED-PARTY TRANSACTIONS

     During 1997, click2learn recognized interest income on a note receivable from the principal stockholder of $436,000. The note receivable was repaid in full in October 1997.

     In March 1998, click2learn entered into a Directed Engineering Agreement (the "Engineering Agreement") with Vulcan Northwest, d/b/a APEX, an entity controlled by click2learn's principal stockholder pursuant to which click2learn has agreed to develop customized extensions of its Librarian product on a best efforts basis. The terms of the Engineering Agreement are similar to those of other custom development arrangements which click2learn has entered into with other third parties. Pursuant to the terms of the Engineering Agreement, click2learn will retain all intellectual property rights to these extensions. Revenue is recognized based upon the percentage of completion method. Under the Engineering Agreement, click2learn recognized revenue of $415,000 in the year ended December 1998 and $171,000 in the year ended 1999.

     In August 1999, click2learn entered into a three year Co-branding and Marketing Agreement ("the Marketing Agreement") with Go2Net, Inc. ("Go2Net"), an entity that click2learn's principal stockholder has a significant interest in. Go2Net and click2learn will offer co-branded on-line learning sites throughout the Go2Net network and under the Marketing Agreement, click2learn has agreed to pay a three-year marketing fee to Go2Net. The costs are recognized over the term of the agreement. In addition, the agreement calls for click2learn to pay Go2Net fees based upon revenues derived from co-branded Internet web sites upon attainment of certain revenue milestones. No payments were made in 1999 as these milestones were not been met.

(9)  ACQUISITIONS

     (a)  POOLING OF INTERESTS TRANSACTIONS:

      MELIORA SYSTEMS, INC. (MELIORA)

     In July 1998, click2learn acquired Meliora, an online learning software developer and provider of consulting services based in Rochester, New York. The acquisition of Meliora was accounted for

                              CLICK2LEARN.COM, INC.

     using the pooling of interests method of accounting. Click2learn issued 268,000 shares of common stock in connection with this acquisition. The accompanying consolidated financial statements have been restated for all periods presented to give effect to the combination.

     The summarized results of operations of the separate companies for the year ended December 31, 1997 and for the six months ended June 30, 1998 are as follows:

                                                                        SIX MONTHS ENDED
                                                    DECEMBER 31,            JUNE 30,
                                                        1997                  1998
                                                 -------------------    -----------------
     Revenue:
          As previously reported............             $24,064              $15,909
          Meliora...........................               1,641                  661
                                                 -------------------    -----------------
                As restated.................             $25,705              $16,570
                                                 ===================    =================

     Net loss:
          As previously reported............            $(13,115)             $(2,444)
          Meliora...........................                (579)                (691)
                                                 -------------------    -----------------
                As restated.................            $(13,694)             $(3,135)
                                                 ===================    ================


     (b)  PURCHASE TRANSACTIONS:

     SOCHA COMPUTING, INC. ("SOCHA")

     In July 1997, click2learn acquired all the outstanding shares of common stock of Socha. The purchase price included $200,000 in cash and 200,000 shares of Series 4 Class B Stock (which converted to 150,000 shares of common stock) valued at $284,000. At the time of the acquisition, the operations of Socha consisted primarily of development of technology. At the date of the acquisition, the in-process research and development was evaluated as to its state of completion and it was determined that technological feasibility had not yet been established and that the technology had no alternative future uses. As a result, the aggregate purchase price of $484,000 was allocated to acquired in-process research and development in 1997.

     AIMTECH CORPORATION ("AIMTECH")

     In September 1997, click2learn acquired all the outstanding shares of common stock of Aimtech, a provider of computer based training development products based in Nashua, New Hampshire. The purchase price consisted of 2,183,894 shares of Series 4 Class B Stock (which converted into 1,637,853 shares of common stock) valued at $3,101,000 and $154,000 of other acquisition costs. Click2learn recorded $1,467,000 of goodwill and $3,580,000 of acquired in-process research and development costs in 1997 associated with the acquisition. At the date of the acquisition, technological feasibility of the acquired in-process technology had not been established, and the technology had no alternative future uses.

     THE OAKES COMPANIES

     In September 1997, click2learn acquired all of the outstanding shares of common stock of the Oakes Companies. The Oakes Companies consisted of Oakes Interactive Incorporated, a multimedia training developer based in Needham, Massachusetts, Acorn Associates Incorporated, a consulting services organization, and Top Shelf Multimedia, Inc., a reseller of third-party multimedia titles. The purchase price consisted of 1,512,500 shares of Series 5 Class B Stock (which converted into 1,134,371 shares of common stock) valued at $2,148,000 and $72,000 of other acquisition costs. Click2learn recorded $2,809,000 of goodwill associated with the acquisition.

                              CLICK2LEARN.COM, INC.

     COMMUNICATIONS STRATEGIES, INCORPORATED ("CSI")

     In December 1997, click2learn acquired all the outstanding shares of common stock of CSI. The purchase price consisted of 550,193 shares of common stock valued at $4,218,000, options to purchase 22,500 shares of click2learn's common stock at $7.67 per share, and acquisition costs of $10,000. Click2learn recorded $3,901,000 of goodwill associated with the acquisition.

     At December 31, 1997, 191,489 shares of common stock issued in the acquisition were classified as redeemable common stock due to certain rights of former CSI stockholders to require click2learn to repurchase these shares. Those rights expired in June 1998 and the shares were transferred to common stock.

     GRAHAM-WRIGHT INTERACTIVE, INC. ("GWI")

     In December 1997, click2learn acquired all the outstanding shares of common stock of GWI. The purchase price consisted of 9,372 shares of common stock valued at $72,000. Goodwill of $132,000 was recorded.

     ADAMS CONSULTING GROUP, INC. ("ADAMS")

     In March 1998, click2learn acquired Adams by issuing 13,215 shares of click2learn's common stock valued at $145,000. Goodwill of $183,000 was recorded.

     STRATEGIC SYSTEMS ASSOCIATES, INC.  ("SSA")

     In May 1998, click2learn acquired SSA, an Illinois-based provider of custom development and consulting services for the online learning market. The purchase price consisted of 102,000 shares of common stock valued at $1,100,000. Goodwill of $1,700,000 was recorded.

     PIXELMEDIA VISUAL COMMUNICATIONS, INC. ("PIXELMEDIA")

     In July 1999, click2learn acquired Pixelmedia, an online learning development firm based in Richmond, British Columbia. Click2learn issued 100,000 shares of Common Stock, and paid approximately $500,000 to acquire all of the issued and outstanding Pixelmedia capital stock and to repay debt owed by Pixelmedia to its principal shareholders. Click2learn recorded $901,788 of goodwill associated with the acquisition.

     UNAUDITED PRO FORMA FINANCIAL INFORMATION

     The following table presents unaudited pro forma results of operations as if the acquisitions of Socha, Aimtech, Oakes, CSI, GWI, Adams, SSA, and Pixelmedia had occurred on January 1, 1997 (in thousands, except per share data):

                                                                          YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------------
                                                           1997                    1998                     1999
                                                 --------------------    --------------------     --------------------
     Revenue................................            $39,974                $ 34,146                  $34,802
     Net loss...............................            (18,086)                 (6,820)                 (12,863)
     Net loss per share.....................              (2.71)                   (.63)                    (.88)

(10) IMPAIRMENT OF ASSETS AND RESTRUCTURINGS

                              CLICK2LEARN.COM, INC.

     (a)  SPIN-OFF OF CLIENT/SERVER TOOLS DIVISION

     During the years ended December 31, 1997, and 1998, click2learn recognized equity in income (losses) of Infomodelers of $(634,000), and $2,169,000, respectively. Click2learn owned approximately 28% of the outstanding voting stock of Infomodelers during the years presented and accounted for its investment in Infomodelers using the equity method of accounting.

     In February 1998, Infomodelers sold substantially all of its assets to Visio Corporation, a publicly traded company, in exchange for Visio Corporation common stock. In connection with this transaction click2learn included in equity in earnings of Infomodelers approximately $2.2 million, which represents its share of the gain which Infomodelers realized on this transaction. In March 1998, click2learn sold to its principal stockholder Infomodelers shares with the aggregate book value of $2.4 million for cash of $2.4 million.

     (b)  SPIN-OFF OF INTERNET TOOLS DIVISION

     In June 1997, click2learn established a wholly owned subsidiary, SuperCede, Inc. ("SuperCede"), and transferred the assets and liabilities of its Internet Tools Division to SuperCede. In connection with the transfer, click2learn entered into an Asset Transfer, License and Stock Issuance Agreement under which these assets and liabilities, including technologies, were transferred to SuperCede in exchange for 3,500,000 shares of Supercede common stock and a license for click2learn to use the technology in noncompeting products specifically including click2learn's online enterprise learning products. In September 1997, click2learn exchanged its SuperCede common stock for an equivalent number of shares of SuperCede Series B preferred stock, and the license of SuperCede technology to click2learn was terminated. Also in September 1997, an additional investor controlled by click2learn's principal stockholder purchased 3,500,000 shares of SuperCede Series A preferred stock for $2.00 per share, reducing click2learn's investment in SuperCede to 50%. Each of the Series A and Series B preferred stock were convertible into one share of SuperCede common stock at the option of the holder and carry liquidation preferences of $2.00 per share plus any declared but unpaid dividends. The liquidation preference on SuperCede Series A preferred stock is senior to that of the SuperCede Series B preferred stock.

     On the date click2learn exchanged its SuperCede common stock for SuperCede Series B preferred stock and SuperCede sold Series A preferred stock to click2learn's principal stockholder, SuperCede had net liabilities of $1,357,000. Click2learn treated the transaction as a sale of stock by its subsidiary. Because SuperCede's Series A preferred stockholder has rights, preferences and privileges superior to those of click2learn's Series B preferred stock, click2learn's share of SuperCede's net assets is $0 and, therefore, click2learn increased the carrying amount of its investment in SuperCede to $0. The increase in the carrying amount of click2learn's investment in SuperCede was reflected as an increase of $1,402,000 to additional paid-in capital. Click2learn accounts for its investment in SuperCede using the equity method of accounting. Additionally, click2learn will record no equity in earnings in SuperCede until the net assets of SuperCede exceed the then liquidation preference on the Series A preferred stock.

     All of the assets of SuperCede were subsequently acquired by Instantiations, Inc. in January of 1999 and SuperCede was dissolved. Because the total consideration received in the transaction was less than the liquidation preference of the Series A Preferred Stock, click2learn received no portion of that consideration and believes that it will receive no future value from its SuperCede interest.

(11) STOCKHOLDER'S EQUITY

     (a)  CLASS B STOCK

                              CLICK2LEARN.COM, INC.

     At December 31, 1997, Class B Stock consisted of the following shares:


                                         DESIGNATED           ISSUED AND
                                           SHARES             OUTSTANDING
                                       ----------------    -----------------
      Series 1.....................            50,000               37,500
      Series A.....................           388,395              388,395
      Series B.....................           388,395                    -
      Series 4.....................         2,500,000            2,383,894
      Series 5.....................         1,512,500            1,512,500
      Undesignated.................           160,710                    -
                                       ================    =================
                                            5,000,000            4,322,289
                                       ================    =================

     At the time of the Initial Public Offering on June 12, 1998, each outstanding share of the Class B Stock was converted into approximately
     0.75 shares of common stock.

     (b)  PREFERRED STOCK

     On October 6, 1999, click2learn sold 6,000 shares of Series A Convertible Preferred Stock (`Series A stock") to Marshall Capital Management, Inc. ("Marshall Capital") and sold 4,000 shares of Series A stock to Vulcan Ventures, Inc. ("Vulcan Ventures") for a total purchase price of $10,000,000 in connection with a securities purchase agreement dated September 30, 1999. On November 1, 1999, the Series A stock held by Marshall Capital converted into 774,193 shares of common stock and the Series A stock held by Vulcan Ventures converted into 516,120 shares of common stock at a conversion price of $7.75 per share.

     (c)  COMMON STOCK

     On June 12, 1998, click2learn completed its Initial Public Offering ("IPO") and issued 3,000,000 shares of its common stock at an initial public offering price of $11.00 per share plus an additional 25,000 shares pursuant to the exercise of the underwriters' over-allotment option. The net proceeds to click2learn after deducting underwriting discounts and offering expenses incurred by click2learn, were approximately $29.3 million.

     On August 18, 1999, click2learn sold 428,571 shares of common stock to Go2Net, Inc. ("Go2Net") for an aggregate purchase price of $3,000,000 which includes the cost of the warrants assigned to the services agreement. Warrants were issued to Go2Net for the purchase of 428,571 shares of common stock at an exercise price of $7.00 per share. The warrants were all outstanding at December 31, 1999 and expire on August 18, 2004.

     On October 6, 1999, in connection with the purchase of the Series A stock, click2learn issued Marshall Capital warrants for the purchase of 580,646 shares of common stock and Vulcan Ventures warrants for the purchase of 387,096 shares of common stock at an exercise price of $9.30 per share. Click2learn allocated approximately $3.4 million of the proceeds to the warrants using the Black-Scholes option pricing model with the following assumptions: (1) the stock price at the date of the securities purchase agreement, (2) the exercise price, (3) a five-year life of the warrants,
     (4) no dividends, (5) risk-free interest rate of 5.0%, and (6) a volatility of approximately 60%. Because the fair value of the preferred stock and common stock warrants issued exceeded the proceeds received, click2learn recorded a non cash dividend associated with the preferred stock of $2,754,000.

     Alpine Capital Partners, Inc. received warrants for the purchase of 30,000 shares of commons stock at an exercise price of $9.30 as a finder's fee. The warrants were all outstanding at December 31, 1999 and expire on October 6, 2004.

     (d)  STOCK OPTION PLAN

     Click2learn has adopted stock option plans (the "Plans") that provide for the issuance of nonqualified and incentive stock options to officers, employees, consultants, and directors to acquire 6,962,500 shares of common stock. The Board of Directors or Compensation Committee determines the terms and conditions of options granted under the Plans, including the exercise price. The exercise price for incentive stock options shall not be less than the fair market value at the date of grant, and the options expire ten years from the date of grant. Options granted on the inception date of the initial plan in

                              CLICK2LEARN.COM, INC.

     1995 vest ratably each month over four years. Subsequent option grants generally vest at 25% after the first year and ratably each month for the next three years. When options are issued at less than fair market value, compensation expense is recorded. All canceled options revert back to the option pool.

     Click2learn has elected to follow APB 25 and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting allowed by Statement 123. APB 25 provides that compensation expense relative to click2learn's employee stock options is measured based on the intrinsic value of the stock option. Statement 123 requires companies that continue to follow APB 25 to provide a pro forma disclosure of the impact of applying the fair value method of Statement 123.

     Under APB 25, because the exercise price of click2learn's employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized, except $736,000 of deferred stock compensation expense recorded in 1998. Had stock compensation expense for click2learn's stock option plan been determined based on the fair value methodology under Statement 123, click2learn's net loss would have increased to the pro forma amounts as follows:

                                                                YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------
                                                     1997                1998                 1999
                                               -----------------    ----------------    -----------------
                                                                    (IN THOUSANDS)
     Net loss:
            As reported                               $(13,694)            $(5,159)            $(10,005)
            Pro forma                                  (14,195)            $(6,594)            $(12,417)
     Basic and diluted net loss per share:

            As reported                                 $(2.17)              $(.62)               $(.87)
            Pro forma                                   $(2.25)              $(.75)              $(1.04)

     Prior to the IPO, the fair value for the options was estimated at the date of grant using the minimum value method that takes into account (1) the stock price at the grant date, (2) the exercise price, (3) a five-year expected life of the options, (4) no dividends, and (5) a risk-free interest rate of 6.0% during 1997, 6.0% during 1998 and 5.5% during 1999. After the IPO, the fair value for the options granted was estimated using the Black-Scholes option pricing model using the above assumptions and a volatility of 84% in 1998 and 60% in 1999. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on pro forma income or loss for future years because the amounts above include only the amortization for the fair value of the 1997, 1998, and 1999 grants.

     The weighted-average fair value of stock options granted in 1997, 1998, and 1999 was $1.57, $3.25, and $3.54 per option, respectively.

     A summary of click2learn's stock option activity is as follows:

                                                                                   OUTSTANDING OPTIONS
                                                                          -------------------------------------
                                                         SHARES                                 WEIGHTED
                                                     AVAILABLE FOR          NUMBER OF            AVERAGE
                                                         GRANT                SHARES          EXERCISE PRICE
                                                    -----------------   -----------------    ----------------
    Balances at December 31, 1996                          1,109,018           3,106,857                1.75
           Options granted                                (1,380,823)          1,380,823                6.23
           Options exercised                                      -             (341,757)               1.55
           Options canceled in cashless exercises                 -              (40,089)               1.55
           Options canceled                                  715,999            (715,999)               2.33
                                                    -----------------   -----------------
    Balances at December 31, 1997                            444,194           3,389,835                3.46
           Increase in shares available for grant          1,687,500                  -                   -

                              CLICK2LEARN.COM, INC.

           Options granted                                (1,597,579)          1,597,579                7.86
           Options exercised                                      -             (484,953)               1.62
           Options canceled                                  512,271            (512,271)               6.49
                                                    -----------------   -----------------
    Balances at December 31, 1998                          1,046,386           3,990,190                5.05
           Increase in shares available for grant          1,000,000                  -                   -
           Options granted                                (1,857,343)          1,857,343                6.26
           Options exercised                                      -             (348,437)               2.51
           Options canceled                                  753,484            (753,484)               7.29
                                                    -----------------   -----------------
    Balances at December 31, 1999                            942,527           4,745,612                5.36
                                                    =================   =================


     The following table summarizes information concerning currently outstanding and exercisable options at December 31, 1999:

                                                                                                        WEIGHTED-
                                              WEIGHTED-AVERAGE    WEIGHTED-AVERAGE                       AVERAGE
      RANGE OF EXERCISE         NUMBER           REMAINING           EXERCISE           NUMBER           EXERCISE
            PRICES            OUTSTANDING     CONTRACTUAL LIFE        PRICE           EXERCISABLE         PRICES
      -------------------    --------------   -----------------   ----------------  ---------------    -------------
         $ 1.55 - $ 3.69         1,456,701          6.26 years           $1.99          1,231,366            $1.70
           3.75 -   6.00         1,598,528          8.47 years            5.21            500,004             5.89
           6.21 -   8.94         1,382,738          9.08 years            7.97            277,117             8.05
           9.00 -  11.00           307,645          8.90 years           10.34             88,333            10.50
                             -------------                                          -------------
           1.55  - 11.00         4,745,612          8.00 years            5.36          2,096,820             3.91
                             =============                                          =============

(12) BENEFIT PLANS

     Click2learn has a Retirement Savings Plan to provide for voluntary salary deferral contributions on a pretax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. To date, click2learn has made no contributions.

     On March 24, 1999, the 1999 Employee Stock Purchase Plan ("ESPP") was adopted by click2learn's Board of Directors. The ESPP authorizes the issuance of a maximum of 450,000 shares of common stock annually for a term of ten years and is administered by click2learn's Board of Directors' Compensation Committee. All eligible employees can elect to have deducted from 1% to 10% of their total compensation up to $25,000 per year. The purchase price shall be the lesser of 85% of the fair value of the stock on the offering date or the purchase date. No shares were issued in 1999.

(13) LITIGATION

     In 1996, a complaint seeking unspecified damages was filed against click2learn alleging that click2learn's ToolBook and Multimedia ToolBook products infringe a patent. Click2learn has received an opinion from counsel that the products do not infringe this patent and that the patent is invalid. The action is still in the discovery stage. Although click2learn does not believe that the resolution of this litigation will have a material impact on its financial position and results of operations, it is reasonably possible that the outcome will result in a loss to click2learn. Click2learn intends to vigorously defend this action.

     In July 1999, a lawsuit was filed and alleged that click2learn conspired with several other named defendants to misappropriate certain intellectual property of the plaintiff and engaged in other tortuous activities to the detriment of the plaintiff. Click2learn and the plaintiff settled this lawsuit in December 1999. The settlement did not have a material impact on click2learn's business, operating results or financial condition.

(14) SEGMENT INFORMATION

     Click2learn has adopted the provisions of SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the reporting by public business enterprises about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within click2learn for making operating decisions and

                              CLICK2LEARN.COM, INC.

     assessing financial performance.

     Click2learn has two primary segments: enterprise and electronic commerce. The enterprise segment refers to the single source solution designed for implementation on a customer's internal information system using click2learn's products and services. In July 1999, click2learn launched its e-commerce network. The electronic commerce segment did not exist prior to 1999. Accordingly information for 1997 and 1998 is unavailable. The click2learn network is an Internet based service for the delivery and management of e-learning over the Internet including a portal and e-commerce site. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. There have been no transactions between segments.

     REPORTABLE SEGMENT INFORMATION:

                                                                          YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------------
                                                              1997                  1998                  1999
                                                        -----------------     -----------------     -----------------
     Revenue:

           Enterprise                                            $25,705               $33,352            $   34,488
           Electronic commerce                                         -                     -                   245
                                                        -----------------     -----------------     -----------------
                                                                 $25,705               $33,352            $   34,733
                                                        -----------------     -----------------     -----------------
     Operating Loss:

           Enterprise                                          $(13,466)             $ (7,919)           $   (6,340)
           Electronic commerce                                         -                     -               (4,521)
                                                        -----------------     -----------------     -----------------
                                                               $(13,466)             $ (7,919)            $ (10,861)
                                                        -----------------     -----------------     -----------------

     Capital expenditures, depreciation and amortization and total assets were not significant for the electronic commerce business segment.


     GEOGRAPHIC INFORMATION:

                                                                          YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------------
                                                              1997                  1998                  1999
                                                        -----------------     -----------------     -----------------
     Revenue:

           Domestic                                              $18,809               $29,527               $29,308
           International - primarily Europe                        6,896                 3,825                 5,425
                                                        -----------------     -----------------     -----------------
                                                                 $25,705               $33,352               $34,733
                                                        -----------------     -----------------     -----------------

     Revenues are attributed to geographic areas based on the location of the customers.

                                                                                           DECEMBER 31,
                                                                              ---------------------------------------
                                                                                    1998                  1999
                                                                              -----------------     -----------------
     Long-lived assets:
            Domestic operations                                                        $11,695               $11,769
            International operations - primarily Europe                                     74                    91
                                                                              -----------------     -----------------
                                                                                       $11,769               $11,860
                                                                              =================     =================

     Long-lived assets represents property, plant and equipment and goodwill, net of accumulated decpreciation and amortization.



                              CLICK2LEARN.COM, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(15) UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                           FOR THE QUARTER ENDED
                                      ---------------- --------------- --------------- ---------------
                                      MARCH 31, 1998   JUNE 30, 1998   SEPT. 30, 1998  DEC. 31, 1998
                                      ---------------- --------------- --------------- ---------------
Total revenues                                 $8,198          $8,372          $9,129          $7,653
Gross margins                                   4,848           4,675           5,408           4,004
Operating loss                                 (1,861)         (2,070)         (1,284)         (2,704)
Net income (loss)                                 290          (2,055)         (1,003)         (2,391)
Net income (loss) attributable
    to common stockholders                       (476)         (2,659)         (1,003)         (2,391)
Net loss per share, basic and
    diluted                                      (.07)           (.32)           (.07)           (.17)

                                                           FOR THE QUARTER ENDED
                                      ---------------- --------------- --------------- ---------------
                                      MARCH 31, 1999   JUNE 30, 1999   SEPT. 30, 1999  DEC. 31, 1999
                                      ---------------- --------------- --------------- ---------------
Total revenues                                 $7,460          $8,551          $9.089          $9,632
Gross margins                                   3.870           4,713           4,847           5,226
Operating loss                                 (2,645)         (2,204)         (2,506)         (3,505)
Net income (loss)                              (2,406)         (2,003)         (2,370)         (3,226)
Net income (loss) attributable
    to common stockholders                     (2,406)         (2,003)         (2,370)         (5,980)
Net loss per share, basic and
    diluted                                      (.17)           (.14)           (.16)           (.37)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

             Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference to the information in the definitive Proxy Statement for click2learn's Annual Meeting of Stockholders scheduled to be held on May 25, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the information in the definitive Proxy Statement for click2learn's Annual Meeting of Stockholders scheduled to be held on May 25, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the information in the definitive Proxy Statement for click2learn's Annual Meeting of Stockholders scheduled to be held on May 25, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the information in the definitive Proxy Statement for click2learn's Annual Meeting of Stockholders scheduled to be held on May 25, 2000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) FINANCIAL STATEMENTS

     Financial statements filed as part of this report are listed in the index on page 31.

     (2)  FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules filed as part of this report are listed in the index on page 31.

     All other schedules are omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or notes thereto.

     (3)  EXHIBITS

     See Index to Exhibits

(b)  (1) REPORTS ON FORM 8-K

     A report on Form 8-K was filed on October 13, 1999 reporting the entry into the Securities Purchase Agreement for the Series A Convertible Preferred Stock and the related Registration Rights Agreement and the grant of warrants to Marshall Capital Management, Inc., and Vulcan Ventures, Inc. No financial statements were filed with the Form 8-K.

(c)  INDEX TO EXHIBITS

         The following Exhibits are attached to this Annual Report on Form 10-K:

   EXHIBIT
   NUMBER                               EXHIBIT TITLE
   ------                               -------------
    2.01       Share Purchase Agreement dated June 25, 1999 among click2learn and Fred Kit Ming Lam, Ivan Kit Leung Lam, and Guinevere King
               Fwong Kwong. (1)

    3.01 Amended and Restated Certificate of Incorporation of click2learn.(2)

    3.02       Certificate of Designations, Preferences and Rights of the Series
               A Convertible Preferred Stock of click2learn filed on October 5,
               1999.(3)

    3.03       Certificate of Amendment of Amended and Restated Certificate of
               Incorporation of click2learn filed on November 23, 1999.

    3.04       Bylaws of click2learn.(2)

    4.01       Form of Specimen Stock Certificate for click2learn's Common
               Stock.

    4.02 Securities Purchase Agreement dated as of August 18, 1999 by and between click2learn and Go2Net, Inc.(4)

    4.03 Common Stock Purchase Warrant dated as of August 16, 1999 from click2learn to Go2Net, Inc.(4)

    4.04 Securities Purchase Agreement dated as of October 6, 1999 by and between click2learn, Marshall Capital Management, Inc. and Vulcan
               Ventures, Inc.(3)

    4.05 Registration Rights Agreement dated as of October 6, 1999 by and between click2learn, Marshall Capital Management, Inc. and Vulcan
               Ventures, Inc.(3)

    4.06       Form of Warrant to Purchase Common Stock dated as of October 6,
               1999 from click2learn to Marshall Capital Management, Inc.,
               Vulcan Ventures, Inc. and Alpine Capital Partners, Inc. (3)

    10.01 Services Agreement, dated as of July 27, 1998, between click2learn and Vulcan Northwest, Inc.(5)

    10.02 Eighth Amendment to Lease, dated as of October 16, 1998, by and between click2learn and 110 Atrium Place Associates, LLC.(5)

    10.03 Form of Indemnification Agreement entered into by click2learn with each of its directors and executive officers.(2)

    10.04 Click2learn's 1995 Combined Incentive and Nonqualified Stock option Plan and related documents.(2)

    10.05 Click2learn's 1998 Directors Stock Option Plan and related documents.(2)

    10.06 Click2learn's 1998 Equity Incentive Plan and related documents.(2)

    10.07 Lease Agreement, dated as of May 24. 1991, by and between click2learn and Dean Witter Realty Income Partnership II, L.P.
               and amendments thereto.(2)

    10.08      Stock Purchase and Sale Agreement dated as of March 27, 1998 between click2learn and Vulcan Ventures Inc.(2)

    10.09 Directed Engineering Agreement, dated as of March 27, 1998, between click2learn and Vulcan Northwest, Inc.(2)

    10.10 Co-Branding and Marketing Agreement dated as of August 18, 1999 between click2learn and Go2Net, Inc.

    21.01      Subsidiaries of click2learn.

    23.01      Consent of KPMG LLP.

    27.01      Financial Data Schedule


              (1) Incorporated herein by reference to click2learn's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

              (2) Incorporated herein by reference to click2learn's Registration Statement on Form S-1 (Registration no. 333-49037), as amended.

              (3) Incorporated herein by reference to click2learn's Registration Statement on Form S-3 (Registration no. 333-89615).

              (4) Incorporated herein by reference to click2learn's Registration Statement on Form S-3 (Registration no. 333-87425).

              (5) Incorporated herein by reference to click2learn's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

    (d)  Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, click2learn has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CLICK2LEARN.COM, INC.

March 30, 2000                                     /s/ John D. Atherly
----------------------------             ---------------------------------------
         Date                            John D. Atherly Vice President, Finance
                                          and Administration and Chief Financial
                                          Officer (Duly Authorized Officer and
                                               Chief Accounting Officer)

                                POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Kevin Oakes and John D. Atherly, and each of them, his true lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the requirements of the Securities Exchange Act of 1934,this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

March 30, 2000                                         /s/ Bert Kolde
-------------------------              -----------------------------------------
         Date                              Bert Kolde, Chairman of the Board

March 30, 2000                                     /s/ James A Billmaier
-------------------------              -----------------------------------------
         Date                            James A Billmaier, Vice Chairman and
                                                        Director

March 30, 2000                                     /s/ Kevin Oakes
-------------------------              -----------------------------------------
         Date                              Kevin Oakes, President and Chief
                                            Executive Officer and Director

March 30, 2000                                    /s/ Joseph DiNucci
-------------------------              -----------------------------------------
         Date                               Joseph DiNucci, Executive Vice
                                                President and Director

March 30, 2000                                    /s/ Shelley Harrison
-------------------------              -----------------------------------------
         Date                              Shelley Harrison, Ph.D., Director

March 30, 2000                                     /s/ Sally Narodick
-------------------------              -----------------------------------------
         Date                                   Sally Narodick, Director

March 30, 2000                                    /s/ Ronald S. Posner
-------------------------              -----------------------------------------
         Date                                   Ronald S. Posner, Director

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
click2learn.com, inc.:

Under date of January 26, 2000, we reported on the consolidated balance sheets of click2learn.com, inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, which are included in the 1999 Annual Report on Form 10-K of click2learn.com, inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Seattle, Washington
January 26, 2000

SCHEDULE II

                     CLICK2LEARN.COM, INC. AND SUBSIDIARIES
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

                                                             CHARGE TO
                                            BALANCE AT         OTHER                            BALANCE AT
                                            BEGINNING        COSTS AND                            END OF
                                             OF YEAR          EXPENSES        DEDUCTIONS           YEAR
                                          --------------   --------------    --------------   --------------
Year ended December 31, 1999:
   Valuation accounts deducted from
     assets:
     Allowance for doubtful receivables
       and sales returns                       $1,397           $275              $727             $945
     Reserve for inventory obsolescence           103             99               178               24

Year ended December 31, 1998:
  Valuation accounts deducted from
    assets:
    Allowance for doubtful receivables
      and sales returns                        $1,148         $1,564            $1,315           $1,397
    Reserve for inventory obsolescence             51            135                83              103

Year ended December 31, 1997:
  Valuation accounts deducted from
    assets:
    Allowance for doubtful receivables
      and sales returns                        $3,346         $1,121            $3,319           $1,148
    Reserve for inventory obsolescence            385            357               691               51

58