Form 10-Q
period 2000-03-31
ASYMETRIX LEARNING SYSTEMS INC
filed 2000-05-15
CIK 1052327

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

     / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                or

    /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


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

Yes     X                  No
   -----------               -----------

The number of shares outstanding of the issuer's Common Stock, par value $0.01, as of March 31, 2000 was 16,707,342 shares.

                              CLICK2LEARN.COM, INC.

                                   FORM 10 -Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                           PAGE


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2000 and
         December 31, 1999                                                                                 3

         Condensed Consolidated Statements of Operations for the three months
         ended March 31, 2000 and 1999                                                                     4

         Condensed Consolidated Statements of Cash Flows for the three months
         ended March 31, 2000 and 1999                                                                     5

         Notes to Condensed Consolidated Financial Statements                                              6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                             9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                       17


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                18

Item 2.  Changes in Securities and Use of Proceeds                                                        18

Item 3.  Defaults upon Senior Securities                                                                  18

Item 4.  Submission of Matters to a Vote of Securities Holders                                            18

Item 5.  Other Information                                                                                18

Item 6.  Exhibits and Reports on Form 8-K                                                                 18

SIGNATURES                                                                                                20

EXHIBIT INDEX                                                                                             21


                              CLICK2LEARN.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       March 31,          December 31,
                                                                         2000                1999
                                                                      -----------        --------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                          $  19,221          $  19,481
     Accounts receivable, net of allowance for returns and
        doubtful accounts of  $1,088 in 2000 and $945 in 1999             13,349             13,717
    Inventories                                                              207                203
    Prepaid royalties and licenses                                           194                 95
    Receivables from related companies                                        68                  9
    Other current assets                                                   2,124              2,272
                                                                      ----------         ----------
            Total current assets                                          35,163             35,777
 Property and equipment, net                                               2,562              2,583
 Goodwill and other intangible assets, net                                10,127             10,475
 Other assets                                                                473                571
                                                                      ----------         ----------
              Total assets                                             $  48,325          $  49,406
                                                                      ==========         ==========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $   1,933          $   2,146
     Accrued liabilities                                                   2,955              2,382
     Deferred revenue                                                      1,486              1,687
     Customer prepayments                                                    569                591
     Other current liabilities                                               956              1,153
                                                                      ----------         ----------
             Total current liabilities                                     7,899              7,959
Other noncurrent liabilities                                                 162                 92
                                                                      ----------         ----------
             Total liabilities                                             8,061              8,051
                                                                      ==========         ==========

Stockholders' equity:
     Preferred stock
     Common stock                                                            168                162
     Additional paid-in capital                                          219,819            217,521
     Accumulated deficit                                                (178,875)          (175,527)
     Deferred stock compensation                                            (464)              (484)
     Accumulated other comprehensive loss                                   (384)              (317)
                                                                      ----------         ----------
            Total stockholders' equity                                    40,264             41,355
                                                                      ----------         ----------
            Total liabilities and stockholders' equity                 $  48,325          $  49,406
                                                                      ==========         ==========


      See accompanying notes to Condensed Consolidated Financial Statements

                              CLICK2LEARN.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                            Three months ended
                                                                                March 31,
                                                                      -----------------------------
                                                                          2000               1999
                                                                      ----------         ----------
Revenue:
Product revenue:
   Enterprise products                                                 $  3,722           $  2,736
   Other products                                                            70                418
                                                                      ----------         ----------
        Total product revenue                                             3,792              3,154
Enterprise services                                                       5,364              4,306
E-learning network                                                          727                  -
                                                                      ----------         ----------
         Total revenue                                                    9,883              7,460
                                                                      ----------         ----------

Cost of revenue:
Product revenue:
   Enterprise products                                                      240                178
   Other products                                                            28                136
                                                                      ----------         ----------
     Total cost of product revenue                                          268                314
Enterprise services                                                       3,902              3,277
E-learning network                                                          667                  -
                                                                      ----------         ----------
    Total cost of revenue                                                 4,837              3,591
                                                                      ----------         ----------

Gross margin                                                              5,046              3,869
                                                                      ----------         ----------

Operating expenses:
   Research and development                                               2,451              1,513
   Sales and marketing                                                    4,537              3,527
   General and administrative                                             1,448              1,256
   Amortization of goodwill                                                 236                219
                                                                      ----------         ----------
       Total operating expenses                                           8,672              6,515
                                                                      ----------         ----------
Loss from operations                                                     (3,626)            (2,646)
Other income, net                                                           277                240
                                                                      ----------         ----------
Net loss                                                               $ (3,349)          $ (2,406)
                                                                      =========         ==========

Net loss per share, basic and diluted                                  $  (0.20)          $  (0.17)
                                                                      =========         ==========
Weighted average common shares outstanding, basic and diluted            16,417             13,967
                                                                      =========         ==========


      See accompanying notes to Condensed Consolidated Financial Statements

                              CLICK2LEARN.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                      -------------------------------
                                                                                           2000               1999
                                                                                       ----------         ----------
Cash flows from operating activities:
  Net loss                                                                             $ (3,349)          $ (2,406)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                           589                540
    Write-off property and equipment                                                          1                  -
    Stock compensation expense                                                               20                 46
    Changes in assets and liabilities:
      Accounts receivable                                                                   368                (69)
      Inventories                                                                            (4)                10
      Prepaid royalties and licenses                                                        (99)                17
      Receivables from related companies                                                    (59)               144
      Other current assets                                                                  148                148
      Accounts payable                                                                     (214)               (20)
      Accrued liabilities                                                                   574                316
      Deferred revenue                                                                     (200)              (673)
      Other current liabilities                                                            (218)              (252)
                                                                                         -------            -------
               Net cash used in operating activities                                     (2,443)            (2,198)
                                                                                         -------            -------

Cash flows from investing activities:
    Purchase of property and equipment                                                     (222)              (691)
    Sale of other assets                                                                     98                  -
                                                                                         -------            -------
               Net cash used in investing activities                                       (124)              (691)
                                                                                         -------            -------

Cash flows from financing activities:
    Proceeds (repayment) of notes payable                                                    71                (24)
    Proceeds from exercise of stock options and employee stock purchases                  2,303                100
                                                                                         -------            -------
               Net cash provided by financing activities                                  2,374                 76
                                                                                         -------            -------
    Effect of foreign exchange rate changes                                                 (67)               (49)
                                                                                         -------            -------
               Net decrease in cash and cash equivalents                                   (260)            (2,861)
Cash and cash equivalents at beginning of period                                         19,481             21,713
                                                                                         -------            -------
Cash and cash equivalents at end of period                                             $ 19,221           $ 18,852
                                                                                       ========           ========



      See accompanying notes to Condensed Consolidated Financial Statements

                              CLICK2LEARN.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

UNAUDITED INTERIM FINANCIAL INFORMATION

         The accompanying unaudited condensed consolidated financial statements of click2learn.com, inc. ("click2learn") include the accounts of click2learn and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. These statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. These condensed consolidated financial statements and notes should be read in conjunction with click2learn's audited consolidated financial statements included in click2learn's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full fiscal year. Factors that may affect such operating results, include, but are not limited to, those discussed in "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS".

NET LOSS PER SHARE

         Basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As click2learn had a net loss attributable to common stockholders in each of the periods presented, basic and diluted net loss per share is the same.

         Excluded from the computation of diluted earnings per share for the three months ended March 31, 2000 are options to acquire approximately 4,661,455 shares of common stock with a weighted average share price of $6.87 and warrants to acquire 1,426,313 shares of common stock with an weighted average share price of $8.61, and for the three months ended March 31, 1999 are options to acquire approximately 4,302,927 shares of common stock with a weighted average share price of $4.97 because their effects would be anti-dilutive.

REVENUE RECOGNITION

         Click2learn recognizes revenue from product sales upon shipment provided no significant obligations remain outstanding and collection of the resulting receivable is probable. An allowance for product returns is provided at the time of the sale. Revenue from technical support agreements is recognized on a straight-line basis over the life of the contract.

         Click2learn has two types of professional service contracts: fixed price and time and materials. On a fixed price contract, revenue is recognized by applying the percentage of completion method of accounting which is based on the ratio of costs incurred to the total estimated project cost. On the time and materials contract, revenue is recognized as the services are performed. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident.

         Revenue from the click2learn.com network includes site fees, royalties, and content sales. Revenue is established by the specific requirements of the customer agreements which have a length of one to three years. Revenue for the site fees and content usage is recognized over the length of the customer agreements. Royalty revenue is recognized as earned.

COMPREHENSIVE LOSS

         The following table sets forth the components of comprehensive loss for the periods presented below:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                        2000            1999
                                                     ----------      ----------

Net loss                                              $(3,349)        $(2,406)
Foreign currency translation  adjustment                  (67)            (49)
                                                     ---------       ---------
Total comprehensive loss                              $(3,416)        $(2,455)
                                                     =========       =========


NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("Statement 133"). Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Statement 133 is effective for fiscal years beginning after June 15, 2000. Click2learn does not expect the adoption of Statement 133 to have a material impact on its consolidated financial statements.

         In December 1998, the AICPA issued Statement of Position 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS ("SOP 98-9") which amends certain elements of SOP 97-2 and is effective for fiscal years beginning after March 15, 1999. The adoption of SOP 98-9 did not have a material effect on the click2learn's results of operations or financial position.

         In December 1999, the United States Securities and Exchange Commission
(SEC) released Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"), which click2learn must adopt by June 30, 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's view on the application of accounting principles to selected revenue recognition issues. The adoption of SAB 101 is not expected to have a material effect on its consolidated financial statements.

         In March 2000, the FASB issued FASB Interpretation No. 44 ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, ("FIN No. 44"). FIN No. 44 provides guidance for certain issues arising in the application of Accounting Principals Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Among other issues, FIN No. 44 clarifies (a) the definition of an employee for purposes of applying APB Option No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000 but certain conclusions in FIN No. 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent, FIN No. 44 covers events occuring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN No. 44 are recognized on a prospective basis from July 1, 2000. Click2learn does not expect that the adoption of FIN No. 44 will have a material effect on its financial statements.

SEGMENT INFORMATION

         Click2learn has two primary segments: enterprise and electronic commerce (e-commerce). The enterprise segment refers to the single source solution designed for implementation on a customer's internal information system using click2learn's products and services. In July 1999, click2learn launched its e-commerce network. The electronic commerce segment did not exist prior to 1999. The click2learn.com network is an Internet based service for the delivery and management of e-learning over the Internet including a portal and e-commerce site. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. There have been no transactions between segments.

REPORTABLE SEGMENT INFORMATION

                                                            FOR THE THREE MONTHS ENDED
                                                                     MARCH 31,
                                                        ---------------------------------
                                                           2000                    1999
                                                        ----------             ----------
Revenue:

      Enterprise                                         $ 9,156                  $ 7,460
      Electronic commerce                                    727                        -
                                                        ----------             ----------
                                                         $ 9,883                  $ 7,460
                                                        ----------             ----------

Operating Loss:

      Enterprise                                         $  (817)                 $(2,646)
      Electronic commerce                                 (2,809)                       -
                                                        ----------             ----------
                                                         $(3,626)                 $(2,646)
                                                        ----------             ----------



Capital expenditures, depreciation and amortization and total assets were not significant for the electronic commerce business segment.

GEOGRAPHIC INFORMATION

                                                                      FOR THE THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                   ---------------------------------
                                                                      2000                  1999
                                                                   ----------             ----------
     Revenue:

           Domestic                                                  $8,956                $5,904
           International - primarily Europe                             927                 1,557
                                                                   ----------             ----------
                                                                     $9,883                $7,460
                                                                   ----------             ----------

Revenues are attributed to geographic areas based on the location of the customers.

                                                                      FOR THE THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                   ---------------------------------
                                                                      2000                  1999
                                                                   ----------             ----------

     Long-lived assets:
            Domestic operations                                      $11,341               $12,305
            International operations - primarily Europe                  109                    82
                                                                   ----------             ----------
                                                                     $11,451               $12,387
                                                                   ----------             ----------


Long-lived assets represents property, plant and equipment and goodwill, net of accumulated depreciation and amortization.

SUBSEQUENT EVENTS

         On April 17, 2000, click2learn entered an agreement with SOFTBANK Media & Marketing Corporation and SOFTBANK Forums Japan, Inc. to form a joint venture, Click2learn Japan K.K. Click2learn's interest in the joint venture is 40%. This joint venture will introduce the click2learn.com network to the Japanese market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CLICK2LEARN SHOULD BE READ IN CONJUNCTION WITH CLICK2LEARN'S CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. CLICK2LEARN'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS."

OVERVIEW

         Click2learn provides full service e-learning solutions to a wide variety of businesses, government agencies and educational institutions. Click2learn's e-learning solutions include the click2learn.com e-learning network, a powerful outsourced platform for e-learning delivered by click2learn as an application service provider (ASP), and a comprehensive e-learning solution designed for implementation on a customer's internal information systems.

         The click2learn.com e-learning network gives organizations access to thousands of leading third party e-learning courses and allows them to publish and distribute their own custom e-learning courses or other educational materials through the use of click2learn's browser-based authoring and publishing tools. In addition to the click2learn.com e-learning portal, the click2learn.com e-learning network provides customers with secure custom-configured e-learning sites that are hosted by click2learn as an ASP. These custom-configured web sites can provide organizations secure sites for the delivery and management of training for employees, suppliers, distributors and customers. In addition, through the click2learn.com e-learning network's support for e-commerce transactions, corporate customers and Internet portals can develop an additional revenue source by selling their proprietary training materials as well as content from the click2learn.com e-learning portal through their configured sites. The click2learn.com e-learning network was formally launched in the third quarter of 1999.

         In addition to its ASP solution, click2learn provides internally-implemented enterprise e-learning solutions based on Ingenium, a learning management and skills assessment system that enables customers to deploy and manage all aspects of their learning activities and to assess the skills and learning needs of their employees. The Ingenium system supports the management and delivery of multiple types of learning activities within an organization including instructor-led training, training delivered on CD-ROM or e-learning courses delivered over an organization's intranet. The Ingenium system also allows an organization to closely match and track all employees' readiness to perform their job functions based on the analysis of the skills required to accomplish any tasks.

         Click2learn's e-learning solutions are supported by one of the industry's largest professional services groups, including custom content development, strategic consulting and integration services, and by its e-learning authoring products, featuring ToolBook II Instructor (for professional developers) and ToolBook II Assistant (for subject matter experts).

         Revenues are derived from four categories: click2learn.com e-learning network site fees and royalties, content sales, software licenses and professional services. Click2learn.com e-learning network site fees or royalties are determined by contracts with lengths of 1 to 3 years and vary depending on the functionality provided or the commerce conducted through the site. Revenues from functionality fees are generally recognized evenly over the life of the contract, and revenues from royalties are recognized as earned. Revenues from content sales are either spread evenly over the life of the contract for course usage with respect to e-learning courses or are recognized when shipped for hard goods and when delivered for instructor-led courses. Revenues from software licenses generally are recognized upon shipment of products from click2learn's warehouse. The enterprise e-learning products that fall under this category are the Ingenium learning management system and the ToolBook II line of authoring products. Professional service revenues are generally associated with fixed price contracts or time and material contracts. Revenues from fixed price contracts are recognized based on the percentage-of-completion method. Revenues from time and material contracts are earned as the work is performed based on the agreed upon rates.

         Costs of revenue from click2learn.com e-learning network content consist of royalties or purchase payments to the developers or publishers of the content. Cost of software license or product revenue includes costs of media, manuals and distribution. Costs of services revenue consists primarily of personnel-related costs in providing consulting, maintenance and training to customers. Gross margin on product revenue is higher than gross margin on services revenue, reflecting the lower materials, packaging and other costs of software compared with the relatively high personnel costs associated with providing professional services.

         Click2learn incurred net losses of $10.0 million and $3.3 million in the three months ended March 31, 1999 and 2000, respectively, and has yet to achieve operating income or net income under its new business model. Click2learn's limited operating history under its current business model and the emerging nature of the market for e-learning, among other factors, make prediction of click2learn's future operating results difficult. Despite the establishment of the click2learn.com e-learning network, which is based on an unproven business model, click2learn expects to continue to derive the majority of its revenues from enterprise e-learning products and services for at least the next 12 months.

         Although click2learn has experienced revenue growth in certain recent periods and although the financial statements herein also reflect revenue growth in certain periods, there can be no assurance that such growth rates are sustainable or indicative of actual growth rates that click2learn may experience and, therefore, they should not be considered indicative of future operating results. In addition, click2learn intends to continue to invest in the click2learn.com e-learning network, its professional services business, and research and development, among other things. As a result, click2learn expects to continue to incur annual operating losses at least through 2000. There can be no assurance that click2learn will achieve profitability or, if profitability is achieved, that it will be sustained.


RESULTS OF OPERATIONS

         The following table presents click2learn's results of operations as a percentage of total revenue for the periods indicated.

                                                     Three Months
                                                    Ended March31,
                                             --------------------------
                                                  2000          1999
                                             ------------    ----------
                                             ------------    ----------
                                                   %              %
                                             ------------    ----------

Revenue:
 Product revenue:
   Enterprise  products                           37.7            36.7
   Other products                                  0.7             5.6
                                             ---------        --------
        Total product revenue                     38.4            42.3
Enterprise services revenue                       54.3            57.7
E-learning network                                 7.3               -
                                             ---------        --------
         Total revenue                           100.0           100.0
Cost of revenue:
 Product revenue:
   Enterprise products                             2.4             2.4
   Other products                                  0.3             1.8
                                             ---------        --------
         Total cost of product revenue             2.7             4.2
 Enterprise services                              39.5            43.9
 E-learning network                                6.7               -
                                             ---------        --------
         Total cost of revenue                    48.9            48.1
Gross margin                                      51.1            51.9
Operating expenses:
    Research and development                      24.8            20.3
    Sales and marketing                           45.9            47.3
    General and administrative                    14.7            16.8
   Amortization of goodwill                        2.4             2.9




                                             ---------        --------
         Total operating expenses                 87.8            87.3
                                             ---------        --------
Loss from operations                            (36.7)          (35.4)
                                             ---------        --------
Other income(loss), net                           2.8             3.2
                                             ---------        --------
Net loss                                        (33.9)          (32.2)
                                             =========        ========



THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         REVENUE. Total revenue increased 32% from $7.5 million in the three months ended March 31, 1999 to $9.9 million in the three months ended March 31, 2000.

         Enterprise product revenue increased 36% from $2.7 million in the three months ended March 31, 1999 to $3.7 million in the three months ended March 31, 2000. The increase in enterprise product revenue was due primarily to increased demand for click2learn's enterprise products (Ingenium and the ToolBook II product line). Other product revenue decreased 83% from $418,000 in the three months ended March 31, 1999 to $70,000 in the three months ended March 31, 2000. Other product revenue consists of revenue from click2learn's products that are not targeted at the e-learning market, all of which have been discontinued. Click2learn does not anticipate receiving significant revenues from its other products in the future. Total product revenue increased 20% from $3.2 million in the three months ended March 31, 1999 to $3.8 million in the three months ended March 31, 2000, reflecting the increase in enterprise product revenue.

         Enterprise services revenue increased 25% from $4.3 million in the three months ended March 31, 1999 to $5.4 million in the three months ended March 31, 2000. The change was due to increased demand and larger sized projects.

         Revenues from the click2learn.com e-learning network were $727,000 in the three months ended March 31, 2000. Because the click2learn.com e-learning network was not launched until the third quarter of 1999, there were no e-learning network revenues in the three months ended March 31, 1999. E-learning network revenue consists of revenues from site fees and royalties received by click2learn, sales of content through the click2learn.com e-learning network, and professional services related to the click2learn.com e-learning network.

         COST OF REVENUE. Cost of enterprise product revenue includes costs of media, manuals and distribution costs. Cost of enterprise services revenue consists primarily of personnel-related costs in providing consulting, custom development, integration, technical support and training to customers. Cost of e-learning network revenue consists of royalties to third party content providers, guaranteed royalties to certain portal partners, and personnel-related costs in providing consulting and services. Gross margin on product revenue is higher than gross margin on services or the e-learning network revenue, reflecting the lower materials, packaging and other costs of software compared with the personnel costs associated with providing professional services and the royalties to third party content that is resold on the e-learning network.

         Total cost of revenue increased 35% from $3.6 million in the three months ended March 31, 1999 to $4.8 million in the three months ended March 31, 2000. This increase is approximately the same as the associated increase in total revenue.

         Cost of enterprise e-learning product revenue increased 35% from $178,000 in the three months ended March 31, 1999 to $240,000 in the three months ended March 31, 2000. The increase was due primarily to increased sales of enterprise e-learning products. Cost of other products revenue decreased 79% from $136,000 in the three months ended March 31, 1999 to $28,000 in the three months ended March 31, 2000. Total cost of product revenue decreased 15% from $314,000 in the three months ended March 31, 1999 to $268,000 in the three months ended March 31, 2000. The decrease was primarily due to the decrease in sales of other products, which have a higher cost of revenue than enterprise e-learning products.

         Total products gross margin increased from 90% in the three months ended March 31, 1999 to 93% in the three months ended March 31, 2000.

         Cost of enterprise services revenue increased 19% from $3.3 million in the three months ended March 31, 1999 to $3.9 million in the three months ended March 31, 2000. The increase was due primarily to the increased personnel costs to staff the increased volume of services projects being performed during the three months. Click2learn anticipates that cost of services revenue will increase in absolute dollars if revenues continue to increase.

         Enterprise services gross margin increased from 24% in the three months ended March 31, 1999 to 27% in the three months ended March 31, 2000.

         Cost of e-learning network revenue was $667,000 in the three months ended March 31, 2000. Cost of e-learning network revenues consists of royalties payable to content publishers or developers for content sold through the click2learn.com e-learning network, royalties payable to corporate customers or Internet portals with respect to content sold through their e-learning sites, and personnel costs for professional services related to the click2learn.com e-learning network.

         E-learning network gross margin was 8% for the three months ended March 31, 2000, reflecting the front-end costs involved in setting up e-learning sites as well as guaranteed royalties to certain portal sites.

         Total gross margin remained unchanged at 51% for the three months ended March 31, 1999 and 2000. To the extent services revenue increases relative to product sales revenue as a percentage of total revenue, overall gross margins would decline.


OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products, product versions and the infrastructure related to the e-learning network and consist primarily of salaries, depreciation of development equipment, supplies and overhead allocations. Research and development expenses increased 62% from $1.5 million in the three months ended March 31, 1999 to $2.5 million the three months ended March 31, 2000. Research and development expenses as a percentage of total revenue increased from 20% in the three months ended March 31, 1999 to 25% in the three months ended March 31, 2000. The increase was attributable to incremental expenses associated with developing the e-learning network. Click2learn expects research and development expenses to increase in absolute dollars in the future.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of sales and marketing personnel costs, including sales commissions, travel, advertising, public relations, seminars, trade shows and other marketing literature and overhead allocations. Sales and marketing expenses increased 29% from $3.5 million in the three months ended March 31, 1999 to $4.5 million in the three months ended March 31, 2000. Sales and marketing expenses as a percentage of total revenue decreased from 47% in the three months ended March 31, 1999 to 46% in the three months ended March 31, 2000. The increase in sales and marketing expense was attributable to increases in the size of click2learn's direct selling organization. Click2learn expects that sales and marketing expenses will increase in absolute dollars in the future, as click2learn continues to increase its sales and marketing efforts, particularly in connection with the click2learn.com e-learning network.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other personnel-related expenses for click2learn's administrative, executive and finance personnel as well as outside legal and audit costs. General and administrative expenses increased 15% from $1.3 million for the three months ended March 31, 1999 to $1.4 million for the three months ended March 31, 2000. General and administrative expenses as a percentage of total revenue decreased from 17% for the three months ended March 31, 1999 to 15% for the three months ended March 31, 2000.

AMORTIZATION OF GOODWILL

         Amortization of goodwill expense relates to the amortization of excess purchase price over net assets from acquired companies recorded under the purchase method of accounting. For the three months ended March 31, 1999, click2learn recognized $219,000 of amortization of goodwill and for the three months ended March 31, 2000, recognized $236,000 of amortization of goodwill.

OTHER INCOME

         Click2learn recorded no other expense in the three months ended March 31, 1999 or in the three months ended March 31, 2000. Other interest income, net was $240,000 in the three months ended March 31, 1999 and $277,000 in the three months ended March 31, 2000. The increase was due to interest earned on click2learn's higher cash and cash equivalents balance as a result of financing activities during 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, click2learn had cash and cash equivalents totaling $19.2 million, an increase of $369,000 from March 31, 1999. The increase in cash was due primarily to financing activities during 1999. At March 31, 2000, the principal source of liquidity for click2learn was $27.3 million of working capital.

         Click2learn anticipates that its cash and cash equivalents will be sufficient to meet its working capital needs and capital expenditures for at least the next 12 months. Click2learn's long-term liquidity will be affected by numerous factors, including acquisitions of businesses or technologies, demand for click2learn's e-learning products and services, the extent to which such e-learning products and services achieve market acceptance, the timing and extent to which click2learn invests in new technology, the expenses of sales and marketing and new product development, the extent to which competitors are successful in developing their own products and services and increasing their own market share, the level and timing of revenues and other factors. Click2learn from time to time evaluates potential acquisitions of businesses, products or technologies that complement click2learn's business. To the extent that resources are insufficient to fund click2learn's activities, click2learn may need to raise additional funds. Such additional funding, if needed, may not be available on terms attractive to click2learn, or at all. If adequate funds are not available on acceptable terms, click2learn may be unable to expand its business, develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on click2learn's business, operating results and financial condition.

YEAR 2000 COMPLIANCE

         To date, click2learn has not experienced any material year 2000 related problems with its software or third-party software or computer systems.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         CLICK2LEARN HAS A LIMITED OPERATING HISTORY IN ITS CURRENT MARKETS. Until early 1995, click2learn was engaged in various research and development activities and in developing and marketing multimedia authoring products, database and Internet tools, web publishing products and other ancillary products, most of which click2learn does not currently sell. Starting in 1995, click2learn began to focus its development and marketing efforts on products and services for the enterprise learning market. Click2learn announced the click2learn.com e-learning network in July 1999, and has not previously hosted, operated and managed e-commerce web sites. Accordingly, click2learn has a limited operating history on which to evaluate its current business and prospects.

         Risks click2learn faces under its new business model include, but are not limited to, the demand for technology-based training and e-learning applications, demand for e-learning products and services, broad and timely acceptance of the click2learn.com e-learning network, competition and those other risks described in this section. To address these risks, click2learn must, among other things:

         - successfully introduce and build the click2learn.com e-learning network and attract user traffic to the e-learning network;
         - establish corporate e-learning sites for its customers and generate revenues from such customers;
         - continue to establish relationships with leading providers of learning content to sell that content through the click2learn.com e-learning network;
         - continue to establish co-branded e-learning sites for Internet portals and corporate customers for the use of click2learn.com as the "learning channel" for their web sites;
         -        respond to competitive developments;
         -        attract, integrate, retain and motivate qualified personnel;

         -        successfully introduce new products and services; and
         - address and establish new technologies and technology standards.

         Although click2learn intends to derive revenue from the click2learn.com e-learning network, the pricing, expense and revenue model for the click2learn.com e-learning network has not been broadly tested in the marketplace. If the pricing, expense and revenue model is not acceptable to users, customers, content providers or advertisers, the click2learn.com e-learning network may not be commercially successful. This would seriously harm click2learn's business, particularly if it experiences a decline in the growth of revenues from its enterprise e-learning products and services. Click2learn expects to continue to derive the majority of its revenues over at least the next 12 months from its enterprise e-learning products, rather than the click2learn.com e-learning network.

         CLICK2LEARN'S OPERATING RESULTS COULD VARY SIGNIFICANTLY FROM QUARTER TO QUARTER. Click2learn's quarterly operating results have varied significantly in the past and are expected to fluctuate significantly in the future as a result of a variety of factors, many of which are outside click2learn's control. Factors that may adversely affect click2learn's quarterly operating results include:
         - the demand for technology-based training and demand for e-learning solutions;
         - the size and timing of product orders and the timing and execution of professional services engagements;
         -        the mix of revenue from products and services;
         -        the mix of products sold;
         -        the ability to meet client project milestones;
         - market acceptance of click2learn's or its competitors' products and services;
         - click2learn's ability to develop and market new or enhanced products and services in a timely manner and the market acceptance of these products and services;
         - timing of revenues and expenses relating to the click2learn.com e-learning network; and
         -        the timing of revenue recognition.

         Click2learn's future revenues are difficult to predict and click2learn may not be able to adjust spending in response to revenue shortfalls. Click2learn's limited operating history under its current business model, including the click2learn.com e-learning network, possible acquisitions and the emerging nature of the market make prediction of future revenue and expenses difficult. Expense levels are based, in part, on expectations as to future revenue and to a large extent are fixed in the short term. If click2learn is not able to predict future revenue accurately, it may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

         CLICK2LEARN IS IN A DEVELOPING MARKET. The e-learning market is in the early stages of development. Corporate training and education has historically been conducted primarily through classroom instruction and has traditionally been performed by a company's internal personnel. Many companies have invested heavily in their current training solutions. Although technology-based training applications have been available for several years, they currently account for only a small portion of the overall training market. Accordingly, the future success of click2learn will depend upon, among other factors, the extent to which companies adopt technology-based solutions and use the Internet in connection with their training activities and the extent to which companies utilize the services or purchase products of third-party providers, and more particularly whether companies adopt solutions delivered over the Internet on an application service provider basis, including private e-learning sites hosted by third parties such as those on the click2learn.com e-learning network. Many companies that have already invested substantial resources in traditional methods of corporate training may be reluctant to adopt a new strategy that may limit or compete with their existing investments. Even if companies implement technology-based training or e-learning solutions, they may still choose to design, develop, deliver or manage all or a part of their education and training internally. If technology-based learning and the use of the Internet for learning do not become widespread, or if companies do not use the products and services of third parties to develop, deliver or manage their training needs, then click2learn's products and services, including the click2learn.com e-learning network, may not achieve commercial success.

         CLICK2LEARN DEPENDS ON INCREASING USE OF THE INTERNET. The click2learn.com e-learning network depends on the increased acceptance and use of the Internet, both generally and as a means for the purchase and delivery of learning content. Rapid growth in the use of the Internet is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of business customers or consumers may not adopt or continue to use the Internet, particularly for training and education. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

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

         The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or content providers, which could disrupt the click2learn.com e-learning network or make it inaccessible to users. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, such as personal information or credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability.

         POSSIBILITY OF PERFORMANCE PROBLEMS. The click2learn.com e-learning network has only been recently introduced. If the volume of traffic or content on the click2learn.com e-learning network increases, the network may experience slower response times or other problems. In addition, both click2learn and users depend on Internet service providers, telecommunications companies and the efficient operation of their computer networks and other computer equipment for the operation of and access to the click2learn.com e-learning network. Each of these has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to click2learn's systems. Any delays in response time or performance problems resulting from these unrelated systems could cause users to believe the click2learn.com e-learning network is not functioning properly and therefore not use the click2learn.com e-learning network for their training needs.

          COMPETITION. The e-learning market is highly fragmented and competitive, rapidly evolving and subject to rapid technological change, with no single competitor accounting for a dominant market share. Because of the lack of significant barriers to entry in its market, click2learn expects that new competitors will enter this market in the future. Click2learn's competitors vary in size and scope and the breadth of products and services offered. Click2learn faces competition from:

         - other web sites focused on learning and education, such as smartforce.com, with respect to the click2learn.com e-learning network, as well developers or resellers of training content who make their content available over the Internet;
         - other developers of enterprise learning management systems, such as Saba and Docent, as well as publishers of e-learning courses that sell management systems with their titles with respect to its Ingenium learning management system;
         - developers of multimedia authoring tools with respect to its ToolBook II authoring products;

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

         DEPENDENCE ON THIRD PARTY TECHNOLOGY AND CONTENT. Click2learn uses licensed third party technology in its products and in the click2learn.com e-learning network and it licenses content from third parties for the click2learn.com e-learning network. Click2learn may not be able to continue to license technology or content from third parties. Future licenses to this technology and content may not be available to click2learn on commercially reasonable terms or at all. The loss of or inability to obtain or maintain any of these technology or content licenses could result in delays in the introduction of new products or could force click2learn to discontinue permitting access to portions of the click2learn.com e-learning network until equivalent technology or content, if available, is identified, licensed and integrated. Furthermore, although it has taken steps to protect itself in the relevant license agreements, click2learn may be subjected to legal claims related to licensed technology or content based on defamation, negligence, product liability, infringement of intellectual property or other legal theories.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         From the effective date of the Registration Statement through December 31, 1999, click2learn incurred an estimated $3,944,000 in expenses for click2learn's account in connection with the issuance and distribution of the common stock, including underwriting discounts and commissions of $2,329,250 and other expenses of $1,614,750. No finders' fees or expenses were paid to or for the underwriters. None of these payments were made, directly or indirectly, to:
(1) directors or officers of click2learn, or their associates; (2) persons owning ten percent or more of any class of equity securities of click2learn; or
(3) affiliates of click2learn. No such expenses have been incurred after December 31, 1999.

         From the effective date of the Registration Statement through December 31, 1999, click2learn applied all of the offering proceeds, net of expenses, to working capital requirements. None of these payments were made outside of normal operating expenses, directly or indirectly, to: (1) directors or officers of click2learn, or their associates; (2) persons owning ten percent or more of any class of equity securities of click2learn; or (3) affiliates of click2learn. Click2learn believes that all of the offering proceeds have been used in a manner consistent with the use of proceeds described in the Registration Statement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         On January 19, 2000, click2learn promoted then-current President Kevin Oakes to the position of President and Chief Executive Officer. Mr. Oakes had served as President since September 1997. Mr. Oakes will continue to serve on click2learn's board of directors. Also on January 19, 2000, James A. Billmaier, who was then CEO, became the Vice Chairman of click2learn. Mr. Billmaier remains on the board of directors. At the same time, Steve Martino, who has held various executive positions with click2learn since 1995, was promoted to Chief Operating Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits.
                 ----------




                  10.01 Employment Agreement dated January 19, 2000, between click2learn and Kevin Oakes

                  10.02 Directed Engineering Agreement, dated May 3, 1999, between click2learn and Vulcan Northwest, Inc.

                  27.01    Financial Data Schedule



         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the three months ended March 31, 2000.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CLICK2LEARN.COM, INC.



          May 15, 2000                        /s/ John D. Atherly
         --------------           ---------------------------------------------
              Date                              John D. Atherly
                                   Vice President, Finance and Administration
                                          and Chief Financial Officer
                                 (Duly Authorized Officer and Chief Accounting
                                                    Officer)


                             EXHIBIT INDEX
                            ---------------


                  10.01 Employment Agreement dated January 19, 2000, between click2learn and Kevin Oakes

                  10.02 Directed Engineering Agreement, dated May 3, 1999, between click2learn and Vulcan Northwest, Inc.

                  27.01    Financial Data Schedule
