Form 10-Q
period 2000-06-30
CLICK2LEARN COM INC
filed 2000-08-14
CIK 1052327

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

 [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-24289

                              CLICK2LEARN.COM, INC.
             (Exact name of registrant as specified in its chapter)

             DELAWARE                                  91-1276003
   State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

             110-110TH AVENUE NE, BELLEVUE, WASHINGTON      98004
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

Yes   X               No
   -------                -----

The number of shares outstanding of the issuer's Common Stock, par value $0.01, as of June 30, 2000 was 16,861,534 shares.

                              CLICK2LEARN.COM, INC.

                                   FORM 10 -Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                                                         PAGE
PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999       3

         Condensed Consolidated Statements of Operations for the three months and six months ended
           June 30, 2000 and 1999 (unaudited)                                                              4

         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000
           and 1999 (unaudited)                                                                            5

         Notes to Condensed Consolidated Financial Statements                                              6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                       17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                18

Item 2.  Changes in Securities and Use of Proceeds                                                        18

Item 3.  Defaults upon Senior Securities                                                                  18

Item 4.  Submission of Matters to a Vote of Securities Holders                                            18

Item 5.  Other Information                                                                                19

Item 6.  Exhibits and Reports on Form 8-K                                                                 19

SIGNATURES                                                                                                19

EXHIBIT INDEX                                                                                             20

                              CLICK2LEARN.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                           June 30,             December 31,
                                                                                             2000                   1999
                                                                                          (unaudited)
                                                                                         ------------          -------------
                                       ASSETS
Current assets:
    Cash and cash equivalents                                                               $15,149               $19,481
    Accounts receivable, net of allowance for returns and
        doubtful accounts of $1,010 in 2000 and $945 in 1999                                 14,632                13,717
    Inventories                                                                                 202                   203
    Prepaid royalties and licenses                                                              156                    95
    Receivables from related companies                                                           70                     9
    Other current assets                                                                      1,819                 2,272
                                                                                           --------              --------
             Total current assets                                                            32,028                35,777
 Property and equipment, net                                                                  2,597                 2,583
 Goodwill and other intangible assets, net                                                    9,797                10,475
 Other assets                                                                                 1,008                   571
                                                                                           --------              --------
                                                                                            $45,430               $49,406
                                                                                           ========              ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                       $ 1,596               $ 2,146
     Accrued liabilities                                                                      3,244                 2,382
     Deferred revenue                                                                         1,423                 1,687
     Customer prepayments                                                                       450                   591
     Other current liabilities                                                                  953                 1,153
                                                                                           --------              --------
             Total current liabilities                                                        7,666                 7,959
 Other noncurrent liabilities                                                                   139                    92
                                                                                           --------              --------
             Total liabilities                                                                7,805                 8,051
                                                                                           --------              --------

Stockholders' equity:
     Preferred stock                                                                              -                     -
     Common stock                                                                               169                   162
     Additional paid-in capital                                                             220,475               217,521
     Accumulated deficit                                                                   (182,114)             (175,527)
     Deferred stock compensation                                                               (446)                 (484)
     Accumulated other comprehensive loss                                                      (458)                 (317)
                                                                                           --------              --------
            Total stockholders' equity                                                       37,625                41,355
                                                                                           --------              --------
            Total liabilities and stockholders' equity                                     $ 45,430              $ 49,406
                                                                                           ========              ========

      See accompanying notes to Condensed Consolidated Financial Statements

                              CLICK2LEARN.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (unaudited)

                                                                 Three months ended                    Six months ended
                                                                       June 30,                             June 30,
                                                             ---------------------------         --------------------------
                                                               2000               1999               2000            1999
                                                             --------           --------           --------        --------
Revenue:
Product revenue:
  Enterprise products                                        $  2,706           $  3,280           $  6,428        $  6,016
  Other products                                                   27                288                 97             706
                                                             --------           --------           --------        --------
         Total product revenue                                  2,733              3,568              6,525           6,722
Enterprise services                                             5,923              4,983             11,287           9,289
E-learning network                                              1,756                  -              2,484               -
                                                             --------           --------           --------        --------
         Total revenue                                         10,413              8,551             20,296          16,011
                                                             --------           --------           --------        --------
Cost of revenue:
Product revenue:
  Enterprise products                                             205                225                445             403
  Other products                                                    8                122                 36             258
                                                             --------           --------           --------        --------
         Total cost of product revenue                            213                347                481             661
Enterprise services                                             3,676              3,491              7,579           6,767
E-learning network                                              1,278                  -              1,945               -
                                                             --------           --------           --------        --------
         Total cost of revenue                                  5,167              3,838             10,005           7,428
                                                             --------           --------           --------        --------
Gross margin                                                    5,245              4,713             10,291           8,583
                                                             --------           --------           --------        --------
Operating expenses:
  Research and development                                      2,322              1,644              4,774           3,158
  Sales and marketing                                           4,450              3,654              8,987           7,180
  General and administrative                                    1,575              1,400              3,023           2,656
  Amortization of goodwill                                        235                219                470             438
                                                             --------           --------           --------        --------
         Total operating expenses                               8,582              6,917             17,254          13,432
                                                             --------           --------           --------        --------
Loss from operations                                           (3,337)            (2,204)            (6,963)         (4,849)
Other income, net                                                 268                201                545             440
Loss on affliate                                                 (170)                 -               (170)              -
                                                             --------           --------           --------        --------
Net loss                                                      $(3,239)           $(2,003)           $(6,588)        $(4,409)
                                                             ========           ========           ========        ========
Net loss per share, basic and diluted                         $ (0.19)           $ (0.14)           $ (0.40)        $ (0.32)
                                                             ========           ========           ========        ========
Weighted average common shares outstanding, basic and
  diluted                                                      16,754             14,019             16,586          13,993
                                                             ========           ========           ========        ========


      See accompanying notes to Condensed Consolidated Financial Statements

                             CLICK2LEARN.COM, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                (unaudited)

                                                                                          Six Months Ended
                                                                                                June 30,
                                                                                     ----------------------------
                                                                                       2000                1999
                                                                                     --------            --------
Cash flows from operating activities:
  Net loss                                                                           $ (6,588)           $ (4,409)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                       1,229               1,052
    Write-off property and equipment                                                        1                   -
    Stock compensation expense                                                             37                  52
    Loss in Affliate                                                                      170                   -
    Changes in assets and liabilities:
      Accounts receivable                                                               (914)              (1,651)
      Inventories                                                                           1                  68
      Prepaid royalties and licenses                                                      (61)               (182)
      Receivables from related companies                                                  (61)                119
      Other current assets                                                                453                (223)
      Accounts payable                                                                   (551)                608
      Accrued liabilities                                                                 862                 869
      Deferred revenue                                                                   (263)               (311)
      Other current liabilities                                                          (340)               (353)
                                                                                     --------            --------
              Net cash used in operating activities                                    (6,025)             (4,361)
                                                                                     --------            --------
Cash flows from investing activities:
    Purchase of property and equipment                                                   (567)             (1,116)
     Investment in click2learn Japan KK                                                  (740)                  -
    Disposal (purchase) of other assets                                                   133                (103)
                                                                                     --------            --------
               Net cash used in investing activities                                   (1,174)             (1,219)
                                                                                     --------            --------
Cash flows from financing activities:
    Borrowings under (repayment) of notes payable                                          48                 (49)
    Proceeds from exercise of stock options                                             2,960                 276
                                                                                     --------            --------
               Net cash provided by financing activities                                3,308                 227
                                                                                     --------            --------
    Effect of foreign exchange rate changes                                              (141)               (115)
                                                                                     --------            --------
               Net decrease in cash and cash equivalents                               (4,332)             (5,468)
Cash and cash equivalents at beginning of period                                       19,481              21,713
                                                                                     ========            ========
Cash and cash equivalents at end of period                                           $ 15,149            $ 16,245
                                                                                     ========            ========

     See accompanying notes to Condensed Consolidated Financial Statements

                              CLICK2LEARN.COM, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited condensed consolidated financial statements of click2learn.com, inc. ("click2learn") include the accounts of click2learn and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. These statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. These condensed consolidated financial statements and notes should be read in conjunction with click2learn's audited consolidated financial statements included in click2learn's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the operating results for the full fiscal year. Factors that may affect such operating results, include, but are not limited to, those discussed in "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS".

NET LOSS PER SHARE

     Basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As click2learn had a net loss in each of the periods presented, basic and diluted net loss per share are the same.

     Excluded from the computation of diluted earnings per share for the three months and six months ended June 30, 2000 are options to acquire approximately 4,833,282 shares of common stock with a weighted average share price of $7.59 and warrants to acquire 1,426,313 shares of common stock with an weighted average share price of $8.61, and for the three and six months ended June 30, 1999 are options to acquire approximately 4,247,148 shares of common stock with a weighted average share price of $4.87 because their effects would be anti-dilutive.

REVENUE RECOGNITION

     Click2learn recognizes revenue from product sales upon shipment provided no significant obligations remain outstanding and collection of the resulting receivable is probable. An allowance for product returns is provided at the time of the sale. Revenue from technical support agreements is recognized on a straight-line basis over the life of the contract.

     Click2learn has two types of professional service contracts: fixed price and time and materials. On a fixed price contract, revenue is recognized using the percentage of completion method of accounting which is based on the ratio of costs incurred to the total estimated project cost. On the time and materials contract, revenue is recognized as the services are performed. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident.

     Revenue from the click2learn.com network includes site fees, royalties, and content sales. Revenue is established by the specific requirements of the customer agreements which have a length of one to three years. Revenue for the site fees and content usage is recognized over the length of the customer agreements. Royalty revenue is recognized as earned.

COMPREHENSIVE LOSS

     The following table sets forth the components of comprehensive loss (in thousands) for the periods presented below:

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                         JUNE 30,
                                                      -----------------------         -----------------------
                                                       2000             1999            2000            1999
                                                      -------         -------         -------         -------
Net loss                                              $(3,238)        $(2,003)        $(6,588)        $(4,409)
Foreign currency translation  adjustment                  (74)            (66)           (141)           (113)
                                                      -------         -------         -------         -------
Total comprehensive loss                              $(3,312)        $(2,069)        $(6,729)        $(4,522)
                                                      -------         -------         -------         -------
                                                      -------         -------         -------         -------

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("Statement 133"). Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Statement 133 as amended is effective for fiscal years beginning after June 15, 2000. Click2learn does not expect the adoption of Statement 133 to have a material impact on its consolidated financial statements.

     In December 1999, the United States Securities and Exchange Commission
(SEC) released Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"), which click2learn must adopt by the fourth quarter of 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's view on the application of accounting principles to selected revenue recognition issues. Click2learn does not anticipate that the adoption of SAB 101 will have a material effect on its consolidated financial statements.

     In March 2000, the FASB issued FASB Interpretation No. 44, ACCOUNTING
FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION ("FIN No. 44"). FIN No. 44 provides guidance for certain issues arising in the application of Accounting Principals Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Among other issues, FIN No. 44 clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000 but certain conclusions in FIN No. 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent FIN No. 44 covers events occurring during the period after December
15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN No. 44 are recognized on a prospective basis from July 1, 2000. Click2learn does not expect that the adoption of FIN No. 44 will have a material effect on its financial statements.

     In March 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development cost in quarters beginning after June 30, 2000. Click2learn has not yet determined the impact, if any, this issue will have on its consolidated financial statements.

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

REPORTABLE SEGMENT INFORMATION
(in thousands)

                                                                   FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,                  ENDED JUNE 30,
                                                                -----------------------         ------------------------
                                                                  2000           1999            2000             1999
                                                                -------         -------         -------         --------
Revenue:

  Enterprise                                                    $ 8,657         $ 8,551         $17,813         $16,011
  Electronic commerce                                             1,756               -           2,483               -
                                                                -------         -------         -------         --------
                                                                $10,413         $ 8,551         $20,296         $16,011
                                                                =======         ========        =======         =======
Operating Loss:

  Enterprise                                                    $  (882)        $ (2,204)       $(1,699)        $(4,849)
  Electronic commerce                                            (2,455)               -         (5,264)               -
                                                                -------         -------         -------         --------
                                                                $ (3,337)       $ (2,204)       $(6,963)        $(4,849)
                                                                =======         ========        =======         =======

Capital expenditures, depreciation and amortization and total assets were not significant for the electronic commerce business segment.

GEOGRAPHIC INFORMATION
(in thousands)

Revenues are attributed to geographic areas based on the location of the customers, and are as follows:

                                                                   FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,                  ENDED JUNE 30,
                                                                ------------------------         -----------------------
                                                                 2000             1999            2000            1999
                                                                -------          -------         -------         -------
Revenues
  Domestic                                                      $10,053          $ 6,771         $19,008         $12,675
  International - primarily Europe                                  360            1,780           1,288           3,336
                                                                -------          -------         -------         -------
                                                                $10,413          $ 8,551         $20,296         $16,011
                                                                =======          =======         =======         =======

Long-lived assets represents property, plant and equipment and goodwill, net of accumulated depreciation and amortization, and are as follows:


                                                                         JUNE 30,
                                                                -----------------------
                                                                  2000            1999
                                                                -------         -------
Long-lived assets:
  Domestic operations                                           $12,083         $12,222
  International operations - primarily Europe                       308              78
                                                                ========        =======
                                                                $12,391         $12,300
                                                                ========        =======

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CLICK2LEARN SHOULD BE READ IN CONJUNCTION WITH CLICK2LEARN'S CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. CLICK2LEARN'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS."

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

     The click2learn.com e-learning network includes an e-learning marketplace that gives organizations access to thousands of leading third party e-learning courses and allows them to publish and distribute their own custom e-learning courses or other educational materials through the use of click2learn's browser-based authoring and publishing tools. In addition to the click2learn.com e-learning marketplace, the click2learn.com e-learning network provides customers with secure custom-configured e-learning sites that are hosted by click2learn as an ASP. These custom-configured web sites can provide organizations secure delivery and management of training for employees, suppliers, distributors and customers. In addition, through the click2learn.com e-learning network's support for e-commerce transactions, corporate customers and Internet portals can develop an additional revenue source by selling their proprietary training materials as well as content from the click2learn.com e-learning marketplace through their configured sites. The click2learn.com e-learning network was formally launched in the third quarter of 1999.

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

     Click2learn incurred net losses of $5.2 million in 1998, $10.0 million in 1999 and $6.6 million in the six months ended June 30, 2000 and has yet to achieve operating income or net income under its new business model. Click2learn's limited operating history under its current business model and the emerging nature of the market for e-learning, among other factors, make prediction of click2learn's future operating results difficult. Despite the establishment of the click2learn.com e-learning network, which is based on an unproven business model, click2learn expects to continue to derive the majority of its revenues from its enterprise products and services segment for at least the next 12 months.

     Although click2learn has experienced revenue growth in certain recent periods and the financial statements herein also reflect revenue growth in certain periods, there can be no assurance that such growth rates are sustainable or indicative of actual growth rates that click2learn may experience and, therefore, they should not be considered indicative of future operating results. In addition, click2learn intends to continue to invest in the click2learn.com e-learning network, its professional services business, and research and development, among other things. As a result, click2learn expects to continue to incur annual operating losses at least through 2000. There can be no assurance that click2learn will achieve profitability or, if profitability is achieved, that it will be sustained.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999

     REVENUE. Total revenue increased 22% from $8.6 million in the three months ended June 30, 1999 to $10.4 million in the three months ended June 30, 2000. Total revenue increased 27% from $16.0 million in the six months ended June 30, 1999 to $20.3 million in the six months ended June 30, 2000.

     Online learning product revenue decreased 18% from $3.3 million in the three months ended June 30, 1999 to $2.7 million in the three months ended June 30, 2000. Online learning product revenue increased 7% from $6.0 million in the six months ended June 30, 1999 to $6.4 million in the six months ended June 30, 2000. The increase in online learning product revenue for the six month period was due primarily to increased demand for click2learn's online learning products. The June 30, 2000 quarter decline was attributed to staffing changes in the direct sales team responsible for Toolbook sales. Other product revenue decreased 91% from $288,000 in the three months ended June 30, 1999 to $27,000 in the three months ended June 30, 2000. Other product revenue decreased 86% from $706,000 in the six months ended June 30, 1999 to $97,000 in the six months ended June 30, 2000. Other product revenue consists of revenue from products which are not targeted at the online learning market, many of which have been discontinued or divested over the past years. Total product revenue decreased 23% from $3.6 million in the three months ended June 30, 1999 to $2.7 million in the three months ended June 30, 2000, reflecting the above mentioned decreases. Total product revenue decreased 3% from $6.7 million in the six months ended June 30, 1999 to $6.5 million in the six months ended June 30, 2000, reflecting the decrease in other product revenue. As a result of click2learn's strategy to focus on the online learning market, click2learn anticipates that growth in product sales, if any, will be attributable to its online learning products and that its other product revenue will not be material in the future.

     Services revenue increased 19% from $5.0 million in the three months ended June 30, 1999 to $5.9 million in the three months ended June 30, 2000. Services revenue increased 22% from $9.3 million in the six months ended June 30, 1999 to $11.3 million in the six months ended June 30, 2000.

     Revenues from the click2learn.com e-learning network were $1.8 million in the three months ended June 30, 2000 and $2.4 million in the six months ended June 30, 2000. There were no e-learning revenues in the three and six months ended June 30, 1999 because the click2learn.com e-learning network was not launched until the third quarter of 1999. E-learning network revenue consists of revenues from site fees and royalties received from click2learn, sales of content through the click2learn.com e-learning network, and professional services related to the click2learn.com e-learning network.

      COST OF REVENUE. Cost of product revenue includes costs of media, manuals and distribution costs. Gross margin from click2learn's online learning products is generally higher than that of its other products because these products are typically sold by click2learn's direct sales force, as compared with other products sold through indirect channels, such as OEMs and resellers. Cost of services revenue consists primarily of personnel-related costs in providing consulting, custom development, support and training to customers. Gross margin on product revenue is higher than gross margin on services revenue, reflecting the lower materials, packaging and other costs of software compared with the relatively high personnel costs associated with providing professional services.

     Total cost of revenue increased 35% from $3.8 million in the three months ended June 30, 1999 to $5.2 million in the three months ended June 30, 2000. Total cost of revenue increased 35% from $7.5 million in the six months ended June 30, 1999 to $10.0 million in the six months ended June 30, 2000.

     Cost of online learning products revenue decreased 9% from $225,000 in the three months ended June 30, 1999 to $205,000 in the three months ended June 30, 2000. Cost of online learning products revenue increased 10% from $403,000 in the six months ended June 30, 1999 to $445,000 in the six months ended June 30, 2000. The changes were due to the increase or decrease in associated revenue in the 2000 periods. Cost of other products revenue decreased 93% from $122,000 in the three months ended June 30, 1999 to $8,000 in the three months ended June 30, 2000. Cost of other products revenue decreased 86% from $258,000 in the six months ended June 30, 1999 to $36,000 in the six months ended June 30, 2000. The decline was due to decreased sales of click2learn's other products. Total cost of product revenue decreased 39% from $347,000 in the three months ended June 30, 1999 to $213,000 in the three months ended June 30, 2000. Total cost of product revenue decreased 27% from $661,000 in the six months ended June 30, 1999 to $481,000 in the six months ended June 30, 2000.

     Cost of e-learning network revenue was $1.3 million for the three months ended June 30, 2000 and $1.9 million for the six months ended June 30, 2000. Cost of e-learning network revenues consists of royalties payable to content publishers or developers for content sold through the click2learn.com e-learning network, royalties payable to corporate customers or Internet portals with respect to content sold through their e-learning sites, and personnel costs for professional services related to the click2learn.com e-learning network.

     Total products gross margin increased from 90% in the three months ended June 30, 1999 to 92% in the three months ended June 30, 2000. Total products gross margin increased from 90% in the six months ended June 30, 1999 to 93% in the six months ended June 30, 2000.

     Cost of services revenue increased 5% from $3.5 million in the three months ended June 30, 1999 to $3.7 million in the three months ended June 30, 2000. Cost of services revenue increased 12% from $6.8 million in the six months ended June 30, 1999 to $7.6 million in the six months ended June 30, 2000. The increase was due primarily to increased revenue and related costs.

     Services gross margin increased from 30% in the three months ended June 30, 1999 to 38% in the three months ended June 30, 2000. Services gross margin increased from 27% in the six months ended June 30, 1999 to 33% in the six months ended June 30, 2000. Click2learn anticipates that cost of services revenue will increase in absolute dollars as it adds additional professional services personnel. To the extent services revenue increases relative to product sales revenue as a percentage of total revenue, overall gross margins would decline.

     E-learning network gross margin was 27% for the three months ended June 30, 2000 and 22% for the six months ended June 30, 2000.

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT. Research and development expenses include expenses associated with the development of new products and new product versions and consist primarily of salaries, depreciation of development equipment, supplies and overhead. Research and development expenses were $1.6 million in the three months ended June 30, 1999 and $2.3 million in the three months ended June 30, 2000. Research and development expenses as a percentage of total revenue increased from 19% in the three months ended June 30, 1999 to 22% in the three months ended June 30, 2000. Research and development expenses as a percentage of total revenue increased from 20% in the six months ended June 30, 1999 to 24% in the six months ended June 30, 2000. The increases resulted from click2learn's investment in developing the click2learn.com e-learning network. Click2learn expects research and development expenses to increase in absolute dollars in the future.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of sales and marketing personnel costs, including sales commissions, travel, advertising, public relations, seminars, trade shows and other marketing literature and overhead. Sales and marketing expenses were $3.7 million in the three months ended June 30, 1999 and $4.5 million in the three months ended June 30,1999. Sales and marketing expenses as a percentage of total revenue were unchanged at 43% in the three months ended June 30, 1999 and 2000, respectively. Sales and marketing expenses as a percentage of total revenue decreased from 45% in the six months ended June 30, 1999 to 44% in the six months ended June 30, 2000. Click2learn expects that sales and marketing expenses will continue to increase in absolute dollars in the future as click2learn continues to increase its sales and marketing efforts in the online learning market.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other personnel-related expenses for click2learn's administrative, executive and finance personnel as well as outside advisors. General and administrative expenses increased from $1.4 million for the three months ended June 30, 1999 to $1.6 million in the three months ended June 30, 2000. General and administrative expenses increased from $2.7 million for the six months ended June 30, 1999 to $3.0 million for the six months ended
June 30, 2000. General and administrative expenses as a percentage of total revenue decreased from 16% to 15% in the three months ended June 30, 1999 compared to the three months ended June 30, 2000. General and administrative expenses as a percentage of total revenue decreased from 17% to 15% in the six months ended June 30, 1999 compared to the six months ended June 30, 2000. Click2learn expects that general and administrative expenses will increase in absolute dollars in the future.

AMORTIZATION OF GOODWILL

     Amortization of goodwill relates to the amortization of the excess of the purchase price over the net assets of companies acquired under the purchase method of accounting. For the three months ended June 30, 1999 and 2000, click2learn recognized $219,000 and $235,000, respectively, of amortization expense. For the six months ended June 30, 1999 and 2000, click2learn recognized $438,000 and $470,000, respectively, of expense for amortization of goodwill.

OTHER INCOME, NET

     Click2learn recorded no other expense in the three months ended June 30, 1999 and in the three months ended June 30, 2000. Click2learn recorded no other expense in the six months ended June 30, 1999 and in the six months ended June 30, 2000. Other interest income, net was $201,000 in the three months ended June 30, 1999 and $268,000 in the three months ended June 30, 2000. Other interest income, net was $440,000 in the six months ended June 30, 1999 and $545,000 in the six months ended June 30, 2000.

LOSS ON AFFLIATE

     During the three month period ended June 30, 2000, click2learn established a joint venture with SOFTBANK Media & Marketing Corp. and SOFTBANK Forums Japan, Inc. creating Click2Learn Japan K.K. Click2learn's initial contribution to the joint venture's capitalization was approximately $800,000. Accounting for click2learn's portion of the joint venture's operating results is under the equity method. For the three months ended June 30, 2000, losses of $170,000 were recorded as related to our share of the joint venture's results for the period.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, click2learn had cash and cash equivalents totaling $15.1 million, a decrease of $4.3 million from December 31, 1999. The decrease in cash and cash equivalents was due primarily to $3.6 million used in operating activities and $1.1 million used in investing activities. At June 30, 2000, the principal source of liquidity for click2learn was $24.3 million of working capital.

     Click2learn anticipates that its cash and cash equivalents will be sufficient to meet its working capital needs and capital expenditures for at least the next 12 months. Click2learn's long-term liquidity will be affected by numerous factors, including acquisitions of businesses or technologies, demand for click2learn's online learning products and services, the extent to which such online learning products and services achieve market acceptance, the timing of and extent to which click2learn invests in new technology, the expenses of sales and marketing and new product development, the extent to which competitors are successful in developing their own products and services and increasing their own market share, the level and timing of revenues, and other factors. In addition, click2learn from time to time evaluates potential acquisitions of businesses, products or technologies that complement click2learn's business. To the extent that resources are insufficient to fund click2learn's activities, click2learn may need to raise additional funds. There can be no assurance that such additional funding, if needed, will be available on terms attractive to click2learn, or at all. If adequate funds are not available on acceptable terms, click2learn may be unable to expand its business, develop or enhance its products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on click2learn's business, operating results and financial condition.

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

     The pricing, expense and revenue model for the click2learn.com e-learning network has not been broadly tested in the marketplace. If the pricing, expense and revenue model is not acceptable to users, customers, content providers or advertisers, the click2learn.com e-learning network may not be commercially successful. This would seriously harm click2learn's business, particularly if it experiences a decline in the growth of revenues from its enterprise e-learning products and services. Click2learn expects to continue to derive the majority of its revenues over at least the next 12 months from its enterprise e-learning products and services, rather than the click2learn.com e-learning network.

     CLICK2LEARN'S OPERATING RESULTS COULD VARY SIGNIFICANTLY FROM QUARTER TO QUARTER. Click2learn's quarterly operating results have varied significantly in the past and are expected to fluctuate significantly in the future as a result of a variety of factors, many of which are outside click2learn's control. Factors that may adversely affect click2learn's quarterly operating results include:

     -  the demand for technology-based training and e-learning solutions;

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

     CLICK2LEARN IS IN A DEVELOPING MARKET. The e-learning market is in the early stages of development. Corporate training and education have historically been conducted primarily through classroom instruction and have traditionally been performed by a company's internal personnel. Many companies have invested heavily in their current training solutions. Although technology-based training applications have been available for several years, they currently account for only a small portion of the overall training market. Accordingly, the future success of click2learn will depend upon, among other factors, the extent to which companies adopt technology-based solutions and use the Internet in connection with their training activities and the extent to which companies utilize the services or purchase products of third-party providers, and more particularly whether companies adopt solutions delivered over the Internet on an application service provider basis, including private e-learning sites hosted by third parties such as those on the click2learn.com e-learning network. Many companies that have already invested substantial resources in traditional methods of corporate training may be reluctant to adopt a new strategy that may limit or compete with their existing investments. Even if companies implement technology-based training or e-learning solutions, they may still choose to design, develop, deliver or manage all or a part of their education and training internally. If technology-based learning and the use of the Internet for learning do not become widespread, or if companies do not use the products and services of third parties to develop, deliver or manage their training needs, then click2learn's products and services, including the click2learn.com e-learning network, may not achieve commercial success.

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

     Click2learn's business would be seriously harmed if:

     - use of the Internet does not continue to increase or increases more slowly than expected;

     - the technology underlying the Internet does not effectively support any expansion that may occur;

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

     COMPETITION. The e-learning market is highly fragmented and competitive, rapidly evolving and subject to rapid technological change, with no single competitor accounting for a dominant market share. Because of the lack of significant barriers to entry in its market, click2learn expects that new competitors will enter this market in the future. Click2learn's competitors vary in size and scope and the breadth of products and services offered. Click2learn faces competition from:

     - other companies focused on delivering learning content over the Internet, such as SmartForce, DigitalThink and TrainingNet, with respect to the click2learn.com e-learning network, as well developers or resellers of training content who make their content vailable over the Internet;

     - other developers of enterprise learning management systems, such as Saba and Docent, as well as publishers of e-learning courses that sell management systems with their titles with respect to click2learn's Ingenium learning management system;

     - developers of multimedia and web authoring tools with respect to its ToolBook II authoring products;

     - many small, regional e-learning and technology-based training services businesses; and

     - large professional consulting firms and in-house training departments, with respect to all aspects of its enterprise learning solutions.

     Several of click2learn's current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources and therefore may be able to respond more quickly to new or changing opportunities, technologies, standards and customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to establish strategic alliances or deliver competing products or services directly to customers. If these competitors were to bundle competing products or services with the products and services of their strategic partners, the demand for click2learn's products and services might be substantially reduced and click2learn's ability to market and sell products and services successfully may be substantially diminished. In addition, the existence or announcement of strategic relationships involving click2learn's competitors could adversely affect its ability to attract and retain customers.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Click2learn holds its assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents. Click2learn minimizes its risk by investing in financial instruments with a maturity of three months or less. Click2learn does not use derivative financial instruments.

     Click2learn has foreign currency risk as a result of its foreign subsidiary activities. For the three and six months ended June 20, 2000, international revenues from click2learn's foreign subsidiaries accounted for approximately 4% and 6%, respectively, of total revenues. International sales are made mostly from the click2learn's foreign subsidiaries and are typically denominated in the local currency of each country. All foreign subsidiaries use the local currency as their functional currency.

     Click2learn's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, click2learn's future results could be adversely impacted by changes in these or other factors.

     Click2learn's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the click2learn's foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. Click2learn is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchanges rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on click2learn for the three and six months ended June 30, 2000 was not material.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         The 2000 Annual Meeting of the Stockholders of click2learn was held on May 25, 2000 at 110 - 110th Avenue NE, Bellevue, Washington. The meeting was held pursuant to a Notice of Annual Meeting of Stockholders mailed to the stockholders on May 3, 2000. Three proposals were submitted to the stockholders and approved at the annual meeting, as follows:

         PROPOSAL 1: Election of Kevin Oakes, Ronald S. Posner and Shelley Harrison as Class II directors to serve until the annual meeting of the stockholders to be held in 2003, and the election of Jonathan Klein as a Class I director to serve until the annual meeting of the stockholders to be held in 2002. The number of votes cast for or withheld from each nominee, both in person and by proxy, was as follows:

                           KEVIN OAKES     RONALD S. POSNER     SHELLEY HARRISON     JONATHAN D. KLEIN
                           -----------     ----------------     ----------------     -----------------
Votes For                   14,655,536         14,648,418          14,647,219            14,655,100
Votes Withheld                 312,699            319,817             321,016               313,135

     The following table sets forth the name of each director elected at the meeting, and the name of each other director whose term of office as a director continued after the meeting

                                                                   TERM
                             DIRECTOR NAME                        EXPIRES
                             -------------                        -------
                             DIRECTORS ELECTED:
                             Kevin Oakes                           2003
                             Shelley Harrison, Ph.D.               2003
                             Ronald S. Posner                      2003
                             Jonathan D. Klein                     2002

                             CONTINUING DIRECTORS:
                             Bert Kolde                            2001
                             James A. Billmaier                    2001
                             Sally Narodick                        2002
                             Joseph DiNucci                        2002

     PROPOSAL 2: An amendment of click2learn's 1998 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder from 2,500,000 shares to 4,000,000 shares. The number of votes cast for, cast against or abstaining from Proposal 2, both in person and by proxy, and broker non-votes was as follows:

                             Votes For                           8,700,086
                             Votes Against                       2,193,159
                             Abstaining                             22,076
                             Broker Non-votes                    4,052,914

     PROPOSAL 3: Ratification of the appointment of KPMG LLP as click2learn's independent accountants to perform the audit of Click2learn's financial statements for 2000. The number of votes cast for, cast against or abstaining from Proposal 3, both in person and by proxy, was as follows:

                             Votes For                          14,951,368
                             Votes Against                           7,294
                             Abstaining                              9,573

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              27  Financial Data Schedule

         (b)  Reports on Form 8-K.

     A report on Form 8-K was filed on June 22, 2000 reporting that click2learn had changed its name from Asymetrix Learning Systems, Inc. to click2learn.com, inc. and had changed its ticker symbol from ASYM to CLKS. No financial statements were filed with the Form 8-K.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CLICK2LEARN.COM, INC.


  August 14, 2000                            /s/ John D. Atherly
--------------------              ---------------------------------------------
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