Form 10-Q
period 2000-09-30
CLICK2LEARN COM INC
filed 2000-11-14
CIK 1052327

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-24289

CLICK2LEARN.COM, INC.
(Exact name of registrant as specified in its chapter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1276003 (I.R.S. Employer Identification No.)
110-110th Avenue NE, Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

(425) 462-0501
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the issuer's Common Stock, par value $0.01, as of September 30, 2000 was 17,375,857 shares.

CLICK2LEARN.COM, INC.
FORM 10-Q
For the Quarter Ended September 30, 2000

CLICK2LEARN.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2000 (unaudited)	December 31, 1999
Assets
Current assets:
Cash and cash equivalents	$13,526	$19,481
Accounts receivable, net of allowance for returns and doubtful accounts of $1,123 in 2000 and $945 in 1999	16,304	13,717
Inventories	163	203
Prepaid royalties and licenses	205	95
Receivables from related companies	—	9
Other current assets	885	2,272

Total current assets	31,083	35,777
Property and equipment, net	3,224	2,583
Goodwill and other intangible assets, net	9,469	10,475
Other assets	788	571

Total assets	$44,564	$49,406

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,464	$2,146
Accrued liabilities	3,708	2,382
Deferred revenue	1,536	1,687
Customer prepayments	424	591
Other current liabilities	845	1,153

Total current liabilities	9,977	7,959
Other noncurrent liabilities	104	92

Total liabilities	10,081	8,051

Stockholders' equity:
Preferred stock	—	—
Common stock	175	162
Additional paid-in capital	222,782	217,521
Accumulated deficit	(187,555)	(175,527)
Deferred stock compensation	(428)	(484)
Accumulated other comprehensive loss	(491)	(317)

Total stockholders' equity	34,483	41,355

Total liabilities and stockholders' equity	$44,564	$49,406

See accompanying notes to Condensed Consolidated Financial Statements

CLICK2LEARN.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenue:
Product revenue:
Enterprise products	$2,709	$3,370	$9,137	$9,388
Other products	48	513	145	1,219

Total product revenue	2,757	3,883	9,282	10,607
Enterprise services	5,910	5,206	17,197	14,494
E-learning network	2,400	—	4,883	—

Total revenue	11,067	9,089	31,362	25,101

Cost of revenue:
Product revenue:
Enterprise products	181	258	626	662
Other products	10	254	46	512

Total cost of product revenue	191	512	672	1,174
Enterprise services	3,571	3,730	11,150	10,497
E-learning network	1,813	—	3,758	—

Total cost of revenue	5,575	4,242	15,580	11,671

Gross margin	5,492	4,847	15,782	13,430

Operating expenses:
Research and development	2,204	1,884	6,977	5,042
Sales and marketing	6,974	3,873	15,962	11,052
General and administrative	1,589	1,357	4,612	4,013
Amortization of goodwill	235	239	705	678

Total operating expenses	11,002	7,353	28,256	20,785

Loss from operations	(5,510)	(2,506)	(12,474)	(7,355)
Other income, net	240	137	785	577
Loss on affiliate	(170)	—	(340)	—

Net loss	$(5,440)	$(2,369)	$(12,029)	$(6,778)

Net loss per share, basic and diluted	$(0.32)	$(0.16)	$(0.72)	$(0.48)

Weighted average common shares outstanding, basic and diluted	17,127	14,447	16,769	14,145

See accompanying notes to Condensed Consolidated Financial Statements

CLICK2LEARN.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net loss	$(12,029)	$(6,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,914	1,601
Write-off property and equipment	1	—
Stock compensation expense	56	79
Equity share of losses of affiliate	340	—
Changes in assets and liabilities:
Accounts receivable	(2,586)	(3,282)
Inventories	40	34
Prepaid royalties and licenses	(110)	(112)
Receivables from related companies	11	(129)
Other current assets	1,387	(1,786)
Accounts payable	1,316	898
Accrued liabilities	1,324	970
Deferred revenue	(150)	(149)
Other current liabilities	(474)	(269)

Net cash used in operating activities	(8,960)	(8,923)

Cash flows from investing activities:
Purchase of property and equipment	(1,526)	(1,707)
Payments related to acquisitions, net of cash acquired	—	(126)
Investment in click21earn Japan KK	(740)	—
Change in other assets	159	(118)

Net cash used in investing activities	(2,107)	(1,951)

Cash flows from financing activity:
Borrowings under (repayment of) notes payable	14	(74)
Proceeds from exercise of stock options	5,273	475
Net proceeds from sale of common stock	—	2,970

Net cash provided by financing activities	5,287	3,371

Effect of foreign exchange rate changes	(175)	(66)

Net decrease in cash and cash equivalents	(5,955)	(7,569)

Cash and cash equivalents at beginning of period	19,481	21,713

Cash and cash equivalents at end of period	$13,526	$14,144

See accompanying notes to Condensed Consolidated Financial Statements

CLICK2LEARN.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999

Unaudited Interim Financial Information

    The accompanying unaudited condensed consolidated financial statements of click21earn.com, inc. ("click21earn") include the accounts of click21earn and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. These statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. These condensed consolidated financial statements and notes should be read in conjunction with click21earn's audited consolidated financial statements included in click21earn's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full fiscal year. Factors that may affect such operating results, include, but are not limited to, those discussed in "Factors That May Affect Future Results of Operations".

Net Loss Per Share

    Basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As click21earn had a net loss in each of the periods presented, basic and diluted net loss per share are the same.

    Excluded from the computation of diluted earnings per share for the three months and nine months ended September 30, 2000 are options to acquire approximately 5,064,307 shares of common stock with a weighted average exercise price of $8.96 and warrants to acquire 1,426,313 shares of common stock with a weighted average exercise price of $8.61, and excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 1999 are options to acquire approximately 4,344,570 shares of common stock with a weighted average exercise price of $4.90 and warrants to acquire 428,571 shares of common stock with a weighted average exercise price of $7.00 because their effects would be anti-dilutive.

Revenue Recognition

    Click21earn recognizes revenue from product sales upon shipment provided no significant obligations remain outstanding and collection of the resulting receivable is probable. An allowance for product returns is provided at the time of the sale. Revenue from technical support agreements is recognized on a straight-line basis over the life of the contract.

    Click21earn has two types of professional service contracts: fixed price and time and materials. On a fixed price contract, revenue is recognized using the percentage of completion method of accounting which is based on the ratio of costs incurred to the total estimated project cost. On the time and materials contract, revenue is recognized as the services are performed. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident.

    Revenue from the click21earn.com e-learning network includes site fees, royalties, and content sales. Revenue is established by the specific requirements of the customer agreements which have a length of one to three years. Revenue for the site fees and content usage is recognized over the length of the customer agreements. Royalty revenue is recognized as earned.

Comprehensive Loss

    The following table sets forth the components of comprehensive loss (in thousands) for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Net loss	$(5,440)	$(2,369)	$(12,029)	$(6,778)
Foreign currency translation adjustment	(33)	49	(174)	(65)

Total comprehensive loss	$(5,473)	$(2,320)	$(12,203)	$(6,843)

New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Statement 133, as amended, is effective for fiscal years beginning after June 15, 2000. Click21earn does not expect the adoption of Statement 133 to have a material impact on its consolidated financial statements.

    In December 1999, the United States Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which click21earn must adopt by the 4th quarter of 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's view on the application of accounting principles to selected revenue recognition issues. Click21earn does not anticipate that the adoption of SAB 101 will have a material effect on its consolidated financial statements.

    In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN No. 44"). FIN No. 44 provides guidance for certain issues arising in the application of Accounting Principals Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Among other issues, FIN No. 44 clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000 but certain conclusions in FIN No. 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent FIN No. 44 covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN No. 44 are recognized on a prospective basis from July 1, 2000. The adoption of FIN No. 44 did not have a material effect on click2learn's consolidated financial statements.

    In March 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development cost in quarters beginning after June 30, 2000. The adoption did not have a material effect on click2learn's consolidated financial statements.

Segment Information

    Click21earn has two primary segments: enterprise and e-learning network. The enterprise segment refers to the single source solution designed for implementation on a customer's internal information system using click21earn's products and services. In July 1999, click21earn launched its e-learning network. The e-learning network segment did not exist prior to 1999. The e-learning network is an Internet based service for the delivery and management of e-learning over the Internet. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. There have been no transactions between segments.

Reportable Segment Information
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2000	1999	2000	1999
Revenue:
Enterprise	$8,667	$9,089	$26,479	$25,101
E-learning network	2,400	—	4,883	—

	$11,067	$9,089	$31,362	$25,101

Operating Loss:
Enterprise	$(1,237)	$(2,506)	$(2,936)	$(7,355)
E-learning network	(4,273)	—	(9,538)	—

	$(5,510)	$(2,506)	$(12,474)	$(7,355)

    Capital expenditures, depreciation and amortization and total assets were not significant for the electronic commerce business segment.

Geographic Information

    Revenues are attributed to geographic areas based on the location of the customers and are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2000	1999	2000	1999
Revenues
Domestic	$10,468	$7,936	$29,476	$20,611
International—primarily Europe	599	1,153	1,916	4,490

	$11,067	$9,089	$31,392	$25,101

    Long-lived assets represents property, plant and equipment and goodwill, net of accumulated depreciation and amortization and are as follows:

	September 30,
	2000	1999
Long-lived assets:
Domestic operations	$12,382	$13,215
International operations—primarily Europe	311	73

	$12,693	$13,288

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Report. The discussion in this report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors that May Affect Future Results of Operations."

Overview

    We provide full service e-learning solutions to a wide variety of businesses, government agencies and educational institutions. Our e-learning solutions include our e-learning network, a powerful outsourced platform for e-learning we deliver as an application service provider (ASP), and a comprehensive e-learning solution designed for implementation on a customer's internal information systems.

    Our e-learning network includes an e-learning marketplace that gives organizations access to thousands of leading third party e-learning courses and allows them to publish and distribute their own custom e-learning courses or other educational materials through the use of our browser-based authoring and publishing tools. In addition to the e-learning marketplace, the e-learning network provides customers with secure custom-configured e-learning sites that we host as an ASP. These custom-configured web sites can provide organizations secure delivery and management of training for employees, suppliers, distributors and customers. In addition, through our e-learning network's support for e-commerce transactions, customers can develop an additional revenue source by selling their proprietary training materials as well as content from the e-learning marketplace through their configured sites. The e-learning network was formally launched in the third quarter of 1999.

    In addition to our ASP solution, we provide internally-implemented enterprise e-learning solutions based on Ingenium, a learning management and skills assessment system that enables customers to deploy and manage all aspects of their learning activities and to assess the skills and learning needs of their employees. The Ingenium system supports the management and delivery of multiple types of learning activities within an organization including instructor-led training, training delivered on CD-ROM or e-learning courses delivered over an organization's intranet. The Ingenium system also allows an organization to closely match and track all employees' readiness to perform their job functions based on the analysis of the skills required to accomplish any tasks.

    Our e-learning solutions are supported by one of the industry's largest professional services groups, including custom content development, strategic consulting and integration services, and by our e-learning authoring products, featuring ToolBook II Instructor (for professional developers) and ToolBook II Assistant (for subject matter experts).

    Revenues are derived from four categories: e-learning network site fees and royalties, content sales, software licenses and professional services. E-learning network site fees and royalties are determined by contracts with lengths of 1 to 3 years and vary depending on the functionality provided or the commerce conducted through the site. Revenues from functionality fees are generally recognized evenly over the life of the contract, and revenues from royalties are recognized as earned. Revenues from content sales are either spread evenly over the life of the contract for course usage with respect to e-learning courses purchased as a part of a bundled curriculum or are recognized when purchased for individual e-learning courses, when shipped for hard goods and when delivered for instructor-led courses. Revenues from software licenses generally are recognized upon shipment of products from our warehouse. The enterprise e-learning products that fall under this category are the Ingenium learning management system and the ToolBook II line of authoring products. Professional service revenues are generally associated with fixed price contracts or time and material contracts. Revenues from fixed price contracts are recognized based on the percentage-of-completion method. Revenues from time and material contracts are earned as the work is performed based on the agreed upon rates.

    We incurred net losses of $5.2 million in 1998, $10.0 million in 1999 and $12.0 million in the nine months ended September 30, 2000 and have yet to achieve operating income or net income under our new business model. Our limited operating history under the current business model and the emerging nature of the market for e-learning, among other factors, make prediction of our future operating results difficult.

    Until early 1995, we were engaged in various research and development activities and in developing and marketing multimedia authoring products, database and Internet tools, web publishing products and other ancillary products, most of which we do not currently sell. Starting in 1995, we began to focus our development and marketing efforts on products and services for the enterprise learning market. We announced the e-learning network in July 1999, and have not previously hosted, operated and managed e-commerce web sites. Accordingly, we have a limited operating history on which to evaluate our current business and prospects.

    Although we have experienced revenue growth in certain recent periods and the financial statements herein also reflect revenue growth in certain periods, there can be no assurance that such growth rates are sustainable or indicative of actual growth rates that we may experience and, therefore, they should not be considered indicative of future operating results. In addition, we intend to continue to invest in the e-learning network, or professional services business, and research and development, among other things. As a result, we expect to continue to incur annual operating losses at least through 2001. There can be no assurance that we will achieve profitability or, if profitability is achieved, that it will be sustained.

Results of Operations

Three and Nine Months Ended September 30, 2000 Compared to Three and Nine Months Ended September 30, 1999

    Revenue.  Total revenue increased 22% from $9.1 million in the three months ended September 30, 1999 to $11.1 million in the three months ended September 30, 2000. Total revenue increased 25% from $25.1 million in the nine months ended September 30, 1999 to $31.4 million in the nine months ended September 30, 2000.

    Enterprise product revenue decreased 20% from $3.4 million in the three months ended September 30, 1999 to $2.7 million in the three months ended September 30, 2000. Enterprise product revenue decreased 3% from $9.4 million in the nine months ended September 30, 1999 to $9.1 million in the nine months ended September 30, 2000. The decrease in enterprise product revenue for the three and nine month period was attributed to decreased revenues from ToolBook. Offsetting the ToolBook revenue declines, Ingenium revenues, which are reported in the enterprise product category increased for the three and nine month periods ended September 30, 2000 compared to the same periods in 1999. Other product revenue decreased 91% from $513,000 in the three months ended September 30, 1999 to $49,000 in the three months ended September 30, 2000. Other product revenue decreased 88% from $1.2 million in the nine months ended September 30, 1999 to $145,000 in the nine months ended September 30, 2000. Other product revenue consists of revenue from products which are not targeted at the enterprise market, many of which have been discontinued or divested over the past years. Total product revenue decreased 29% from $3.9 million in the three months ended September 30, 1999 to $2.8 million in the three months ended September 30, 2000, reflecting the above mentioned decreases. Total product revenue decreased 13% from $10.6 million in the nine months ended September 30, 1999 to $9.3 million in the nine months ended September 30, 2000. As a result of our strategy to focus on the e-learning market, we anticipate that growth in product sales, if any, will be attributable to our e-learning products and services, including the e-learning network, and that other product revenue will be not be material in the future.

    Enterprise services revenue increased 14% from $5.2 million in the three months ended September 30, 1999 to $5.9 million in the three months ended September 30, 2000. Enterprise services revenue increased 19% from $14.5 million in the nine months ended September 30, 1999 to $17.2 million in the nine months ended September 30, 2000. The increase in revenue was due to a higher number of customers choosing click2learn as a service provider and larger dollar value projects being awarded.

    Revenues from the click21earn e-learning network were $2.4 million in the three months ended September 30, 2000 and $4.9 million in the nine months ended September 30, 2000. Because the e-learning network was not launched until the third quarter of 1999, there were no material e-learning revenues in the three and nine months ended September 30, 1999. E-learning network revenue consists of revenues from site fees and royalties, sales of content through the click21earn e-learning network, and professional services related to the e-learning network.

    Cost of Revenue.  Cost of product revenue includes costs of media, manuals and distribution costs. Cost of services revenue consists primarily of personnel-related costs in providing consulting, custom development, support and training to customers. Gross margin on product revenue is higher than gross margin on services revenue, reflecting the lower materials, packaging and other costs of software compared with the personnel costs associated with providing professional services.

    Total cost of revenue increased 31% from $4.2 million in the three months ended September 30, 1999 to $5.6 million in the three months ended September 30, 2000. Total cost of revenue increased 34% from $11.7 million in the nine months ended September 30, 1999 to $15.6 million in the nine months ended September 30, 2000. The increases were attributable to higher total revenues and a decrease in the percent of revenue contributed by enterprise products.

    Cost of enterprise products revenue decreased 30% from $258,000 in the three months ended September 30, 1999 to $181,000 in the three months ended September 30, 2000. Cost of enterprise products revenue decreased 6% from $662,000 in the nine months ended September 30, 1999 to $626,000 in the nine months ended September 30, 2000. The changes were due to the decrease in associated revenue in the 2000 periods. Cost of other products revenue decreased 96% from $254,000 in the three months ended September 30, 1999 to $10,000 in the three months ended September 30, 2000. Cost of other products revenue decreased 91% from $512,000 in the nine months ended September 30, 1999 to $46,000 in the nine months ended September 30, 2000. The decline was due to decreased sales of click21earn's other products. Total cost of product revenue decreased 63% from $512,000 in the three months ended September 30, 1999 to $191,000 in the three months ended September 30, 2000. Total cost of product revenue decreased 43% from $1.2 million in the nine months ended September 30, 1999 to $672,000 in the nine months ended September 30, 2000.

    Total products gross margin increased from 87% in the three months ended September 30, 1999 to 93% in the three months ended September 30, 2000. Total products gross margin increased from 89% in the nine months ended September 30, 1999 to 93% in the nine months ended September 30, 2000. The increases in gross margin were due to increased revenues from Ingenium which produces higher gross margins.

    Cost of services revenue decreased 4% from $3.7 million in the three months ended September 30, 1999 to $3.5 million in the three months ended September 30, 2000. The decrease was due to higher utilization of billable service personnel. Cost of services revenue increased 6% from $10.5 million in the nine months ended September 30, 1999 to $11.2 million in the nine months ended September 30, 2000. The increase was due primarily to increased revenue and related costs.

    Services gross margin increased from 28% in the three months ended September 30, 1999 to 40% in the three months ended September 30, 2000. Services gross margin increased from 28% in the nine months ended September 30, 1999 to 35% in the nine months ended September 30, 2000. We anticipate that cost of services revenue will increase in absolute dollars as it adds additional professional services personnel. To the extent services revenue increases relative to product sales revenue as a percentage of total revenue, overall gross margins would decline.

    Cost of e-learning network revenue was $1.8 million for the three months ended September 30, 2000 and $3.8 million for the nine months ended September 30, 2000. Cost of e-learning network revenues consists of royalties payable to content publishers or developers for content sold through the e-learning network, royalties payable to customers with respect to content sold through their e-learning sites, and personnel costs for professional services related to the e-learning network.

    E-learning network gross margin was 24% for the three months ended September 30, 2000 and 23% for the nine months ended September 30, 2000.

Operating Expenses

    Research and Development.  Research and development expenses include expenses associated with the development of new products and new product versions and consist primarily of salaries, depreciation of development equipment, supplies and overhead. Research and development expenses were $1.9 million in the three months ended September 30, 1999 and $2.2 million in the three months ended September 30, 2000. Research and development expenses as a percentage of total revenue decreased from 21% in the three months ended September 30, 1999 to 20% in the three months ended September 30, 2000. Research and development expenses as a percentage of total revenue increased from 20% in the nine months ended September 30, 1999 to 22% in the nine months ended September 30, 2000. The increases resulted from investments in developing the e-learning network. We expect research and development expenses to increase in absolute dollars in the future.

    Sales and Marketing.  Sales and marketing expenses consist primarily of sales and marketing personnel costs, including sales commissions, travel, advertising, public relations, seminars, trade shows and other marketing literature and overhead. Sales and marketing expenses were $3.9 million in the three months ended September 30, 1999 and $7.0 million in the three months ended September 30, 2000. Sales and marketing expenses as a percentage of total revenue increased from 43% for the three months ended September 30, 1999 to 63% for the three months ended September 30, 2000. Sales and marketing expenses as a percentage of total revenue increased from 44% in the nine months ended September 30, 1999 to 51% in the nine months ended September 30, 2000. The increase was due to a one-time charge of $2.1 million in September 2000 associated with the acceleration of all remaining liabilities from a three year marketing agreement with Go2Net. In August 1999, click2learn entered into a three year co-marketing agreement with Go2Net to bring click2learn's e-learning network to their consumer focused web sites. The consumer market for e-learning has been slow to develop therefore the Go2Net sites have not produced material revenues to date and are not expected to during the remaining contract life. As a result, click2learn has accelerated all remaining liabilities under the agreement into a $2.1 million one time charge and will terminate the agreement by year end. Excluding the effect of the one time charge, we expect that sales and marketing expenses will continue to increase in absolute dollars in the future as we continue to increase our sales and marketing efforts in the enterprise market.

    General and Administrative.  General and administrative expenses consist primarily of salaries and other personnel-related expenses for our administrative, executive and finance personnel as well as outside advisors. General and administrative expenses increased from $1.4 million for the three months ended September 30, 1999 to $1.6 million in the three months ended September 30, 2000. General and administrative expenses increased from $4.0 million for the nine months ended September 30, 1999 to

$4.6 million for the nine months ended September 30, 2000. General and administrative expenses as a percentage of total revenue decreased from 15% to 14% in the three months ended September 30, 1999 compared to the three months ended September 30, 2000. General and administrative expenses as a percentage of total revenue decreased from 16% to 15% in the nine months ended September 30, 1999 compared to the nine months ended September 30, 2000. We expect that general and administrative expenses will increase in absolute dollars in the future.

Amortization of Goodwill

    Amortization of goodwill relates to the amortization of the excess of the purchase price over the net assets of companies acquired under the purchase method of accounting. For the three months ended September 30, 1999 and 2000, we recognized $239,000 and $235,000, respectively, amortization expense. For the nine months ended September 30, 1999 and 2000, click21earn recognized $678,000 and $705,000, respectively, of expense for amortization of goodwill.

Other Income, Net

    We recorded no other expense in the three months ended September 30, 1999 and in the three months ended September 30, 2000. We recorded no other expense in the nine months ended September 30, 1999 and in the nine months ended September 30, 2000. Interest income, net was $137,000 in the three months ended September 30, 1999 and $240,000 in the three months ended September 30, 2000. Interest income, net was $577,000 in the nine months ended September 30, 1999 and $785,000 in the nine months ended September 30, 2000.

Equity Share of Losses of Affiliate

    In April 2000, we established a joint venture with SOFTBANK Media & Marketing Corp. and SOFTBANK Forums Japan, Inc. creating Click2Learn Japan K.K. Our initial contribution to the joint venture's capitalization was approximately $800,000. Accounting for our portion of the joint venture's operating results is under the equity method. For the three months and nine months ended September 30, 2000, losses of $170,000 and $340,000, respectively, were recorded as related to our share of the joint venture's results for the periods. In October 2000, we agreed to provide an additional capital contribution to the joint venture of approximately $750,000, payable in January 2001, in connection with additional capital contributions by the other parties to the joint venture and a new investor, Toppan Forms.

Liquidity and Capital Resources

    At September 30, 2000, we had cash and cash equivalents totaling $13.5 million, a decrease of $6.0 million from December 31, 1999. The decrease in cash and cash equivalents was due primarily to $9.0 million used in operating activities and $2.1 million used in investing activities offset by $5.3 million provided from financing activities, primarily purchases under our employee stock purchase plan and exercises of employee stock options. At September 30, 2000, our principal source of liquidity was $21.1 million of working capital.

    We anticipate that our cash and cash equivalents will be sufficient to meet working capital needs and capital expenditures for at least the next 12 months. Our long-term liquidity will be affected by numerous factors, including acquisitions of businesses or technologies, demand for our enterprise products and services and our e-learning network, the extent to which such enterprise products and services achieve market acceptance, the timing of and extent to which we invest in new technology, the expenses of sales and marketing and new product development, the extent to which competitors are successful in developing their own products and services and increasing their own market share, the level and timing of revenues, and other factors. In addition, from time to time we evaluate potential acquisitions of businesses, products or technologies that complement our business. To the extent that resources are insufficient to fund our activities, we may need to raise additional funds. There can be no assurance that such additional funding, if needed, will be available on acceptable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to expand our business, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results and financial condition.

Factors That May Affect Future Results of Operations

    We have a limited operating history in our current markets, which makes it difficult to predict our future performance. Our limited operating history in our current markets makes it difficult to predict our future performance and does not provide investors with a meaningful basis for evaluating an investment in our common stock. From our inception until early 1995, we were engaged in various research and development activities and in developing and marketing multimedia authoring products, database and Internet tools, web publishing products and other ancillary products, most of which we do not currently sell. In 1995, we began to focus our development and marketing efforts on products and services for the enterprise learning market. We announced the click21earn network in July 1999, and prior to that time we had not hosted, operated or managed e-commerce web sites. Accordingly, we have a limited operating history on which to evaluate our current business and future prospects.

    We face risks encountered by early-stage companies in Internet-related business and may be unsuccessful in addressing these risks. We face risks frequently encountered by early-stage companies in new and rapidly evolving markets. Specific risks we face relate to the demand for e-learning products and services, and broad and timely acceptance of our e-learning network. We may fail to adequately address these risks, and as a consequence our business may suffer. To address these risks, we must:

  •
  successfully introduce, build and attract user traffic to our e-learning network;

  •
  establish e-learning sites for our customers and generate revenues from such e-learning sites;

  •
  continue to establish relationships with leading providers of learning content to sell that content through our e-learning network; and

  •
  address and establish new technologies and technology standards.

    The market for enterprise learning products and services is in the early stages of development, and may not grow to a sufficient size or at sufficient rate to sustain our business. The e-learning market is in the early stages of development, and may not grow to a sufficient size or at sufficient rate for our business to succeed. Corporate training and education historically has been conducted primarily through classroom instruction and traditionally has been performed by a company's internal personnel. Although technology-based training applications have been available for several years, they currently account for only a small portion of the overall training market. Accordingly, our success will depend on the extent to which companies migrate from traditional training methods to technology-based solutions and use the Internet in connection with their training activities. In addition, our success will depend upon the extent to which companies utilize the products or services of third-party providers and whether companies adopt hosted solutions delivered over the Internet, including e-learning sites hosted by third parties, such as those on our e-learning network.

    Many companies that have already invested substantial resources in traditional training methods may be reluctant to adopt a new strategy that may limit or compete with their existing investments. Even if companies implement technology-based training or e-learning solutions, they may still choose to design, develop, deliver or manage all or a part of their education and training internally. If technology-based learning and the use of the Internet for learning do not become widespread, or if companies do not use the products and services of third parties to develop, deliver or manage their training needs, then our e-learning products and services may not achieve commercial success.

    Our pricing, expense and revenue model is unproven, and may not yield results sufficient for our business to succeed. The pricing, expense and revenue model for our e-learning network has not been broadly tested in the marketplace, and may not yield results sufficient for our business to succeed. If the pricing, expense and revenue model is not acceptable to users, customers, or content providers, our e-learning network may not be commercially successful. This would seriously harm our business, particularly if we experience a decline in the growth of revenues from our enterprise products and services.

    Our quarterly operating results are uncertain and may fluctuate significantly, which could negatively affect the value of your investment. Our operating results have varied significantly from quarter to quarter and are likely to continue to fluctuate as a result of a variety of factors, many of which we cannot control. Factors that may adversely affect our quarterly operating results include:

  •
  the size and timing of product orders and the timing and execution of professional services engagements;

  •
  the mix of revenue from products and services;

  •
  the mix of products sold;

  •
  the ability to meet client project milestones;

  •
  the market acceptance of our products and services;

  •
  our ability to develop and market new or enhanced products and services in a timely manner and the market acceptance of these products and services;

  •
  the timing of revenues and expenses relating to our e-learning network;

  •
  recognition of impairment of existing assets; and

  •
  the timing of revenue recognition.

    Our future revenues are difficult to predict and we may not be able to adjust spending in response to revenue shortfalls. Our limited operating history under our current business model, including our e-learning network, possible acquisitions and the emerging nature of the market, make prediction of future revenue and expenses difficult. Expense levels are based, in part, on expectations as to future revenue and to a large extent are fixed in the short term. To the extent we are unable to predict future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

    An increase in the traffic or content on our e-learning network may strain our systems, and our systems are vulnerable to other technical malfunction. The systems that support our e-learning network may be unable to accommodate an increased volume of traffic or additional content. As a result our e-learning network may experience slower response times or other problems. In addition, we depend on Internet service providers, telecommunications companies and the efficient operation of their computer networks and other computer equipment for the operation of our e-learning network. Each of these has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any delays in response time or performance problems could cause users to perceive our e-learning network as not functioning properly and therefore not use it for their training needs.

    We face intense competition from other e-learning providers and may be unable to compete successfully. The e-learning market is highly fragmented and competitive, with no single firm accounting for a dominant market share. Our competitors vary in size, scope and the breadth of products and services offered. We face competition from:

  •
  other companies focused on using the Internet to provide learning and education such as SmartForce and DigitalThink, as well developers or resellers of training content who make their content available over the Internet;

  •
  many small, regional e-learning and technology-based training services businesses;

  •
  large professional consulting firms and in-house training departments;

  •
  other developers of learning management systems, such as Saba and Docent, as well as publishers of e-learning courses that sell management systems with their titles; and

  •
  developers of web authoring tools.

    Many of our existing and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources and therefore may be able to respond more quickly to new or changing opportunities, technologies, standards and customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to establish strategic alliances or deliver competing products or services directly to customers. If these competitors were to bundle competing products or services with the products and services of their strategic partners, the demand for our products and services might be substantially reduced and our ability to market and sell products and services successfully may be substantially diminished. In addition, the existence or announcement of strategic relationships involving our competitors could adversely affect our ability to attract and retain customers.

    Because of the lack of significant barriers to entry in the e-learning market, new competitors are likely to enter this market in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We cannot assure you that we will be able to contend effectively with such increased competition.

    Acquisitions or investments may drain capital and equity resources, divert management's attention or otherwise harm our business. In the future we may acquire or make investments in other businesses or products and technologies. Such acquisitions or investments may require that we pay significant cash, issue stock or incur substantial debt. In addition, such acquisitions or investments may require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may contribute to increased fixed costs and may expose us to unanticipated liabilities.

    International expansion may impose substantial burdens on our resources, divert management's attention or otherwise harm our business.Our current and planned expansion into international markets will require extensive management attention and resources. In addition, we will need to rely extensively on third parties in foreign countries to help conduct our international operations, coordinate with foreign Web sites and conduct sales and marketing efforts. Our success in international markets consequently will depend to a large degree on the success of these third parties, over whom we have little control. If they are unwilling or unable to dedicate sufficient resources to our relationships, our international operations will suffer. Furthermore, our efforts abroad are subject to a number of additional risks inherent in international operations, including:

  •
  difficulties and costs of staffing and managing foreign offices;

  •
  different learning styles and cultures;

  •
  numerous and potentially conflicting regulatory requirements;

  •
  export controls, import tariffs and other barriers to trade;

  •
  reduced protection of intellectual property rights;

  •
  regional political and economic instability; and

  •
  fluctuations in currency exchange rates.

    The loss of the services of our senior executives and key personnel would likely cause our business to suffer. Our success depends to a significant degree on the performance of the senior management team and other key employees. The loss of any of these individuals could harm our business. We do not have employment agreements with most of our executives or other key employees, and we do not maintain key person life insurance for any officers or key employees.

    Our success also depends on our ability to attract, integrate, motivate and retain additional highly skilled technical, sales and marketing, and professional services personnel. Competition for qualified personnel in the Internet and technology industries is intense. To the extent we are unable to attract and retain a sufficient number of additional skilled personnel, our business will suffer.

    We face the risk of liability for failures to meet unique customer requirements, and the risk of cost overruns on fixed-price projects.The failure or inability to meet a customer's unique expectations or requirements in the performance of services could impair our reputation or result in a claim for damages, regardless of our responsibility for the failure. Although generally we attempt to limit contractually our liability for damages arising from product defects and other mistakes in rendering professional services, these contractual protections are not always obtained and may not be enforced or otherwise may not protect us from liability. Our insurance may not be sufficient to cover any of these claims.

    In addition, many of our professional services projects are performed on a fixed-price basis rather than on a time and materials basis. If we do not accurately predict the costs of these projects, we could incur unexpected costs. If we do not complete fixed-price engagements within budget, on time and to clients' satisfaction, we bear the risk of cost overruns.

    Our software may contain defects or otherwise perform improperly.  Software products frequently contain errors or failures, especially when first introduced or when new versions are released. In the past, we have discovered errors in our products and those of third parties after their initial release. Because our enterprise e-learning products are complex software packages targeted at enterprise customers in an emerging market, customers and potential customers may have a greater sensitivity to product defects or product integration than the market for software products generally. Product defects could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation, or increased service and warranty costs.

    We depend heavily on third-party technology, the loss of which could materially harm our business. We use licensed third-party technology in our products and in our e-learning network and we license content from third parties. Future licenses to this technology and content may not be available to us on commercially reasonable terms, or at all. The loss of or inability to obtain or maintain any of these technology or content licenses could result in delays in the introduction of new products or could force us to discontinue access to portions of our e-learning network until equivalent technology or content, if available, is identified, licensed and integrated. Furthermore, we may become subjected to legal claims related to licensed technology or content based on defamation, negligence, product liability, infringement of intellectual property or other legal theories.

    Our intellectual property may become subject to legal challenges, unauthorized use or infringement, any of which could diminish the value of our products and services. Our success depends in large part on our proprietary technology. If we fail to successfully enforce our intellectual property rights, the value of these rights, and consequently the value of our products and services to our customers, could diminish substantially. It may be possible for third parties to copy or otherwise obtain and use our intellectual property or trade secrets without our authorization, and it may also be possible for third parties to independently develop substantially equivalent intellectual property.

    Litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. From time to time we has received, and may in the future receive, notice of claims of infringement of other parties' proprietary rights. Such claims could result in costly litigation and could divert management and technical resources. They could also delay product shipment or require us to develop non-infringing technology or enter into royalty or licensing agreements, which agreements, if required, may not be available on reasonable terms, or at all.

    Our business does not generate the cash needed to finance our operations, and for that and other reasons we may need additional financing in the future, which we may be unable to obtain. Our business currently does not generate the cash needed to finance our operations. As a result, we may need additional funds to finance our operations, as well as to enhance our products and services, fund our expansion, respond to competitive pressures or acquire complementary businesses or technologies. In addition, poor financial results, unanticipated expenses or unanticipated opportunities that require capital commitments could give rise to additional financing requirements sooner than we expect. We may be unable to obtain financing on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to enhance our services, fund our expansion, respond to competitive pressures or take advantage of business opportunities and we may need to significantly restrict our operations. If we raise additional funds through the issuance of additional equity or convertible debt securities, the percentage ownership of our existing shareholders will be reduced, and the newly issued securities may have rights, preferences or privileges senior to those of our common stock.

    A deterioration of general economic conditions may materially and adversely affect our business. Our revenues are subject to fluctuation as a result of general economic conditions. A significant portion of our revenues are derived from the sale of products and services to Fortune 1000 companies or government agencies, which historically have reduced their expenditures for education and training during economic downturns. Should the economy weaken in any future period, these organizations may reduce their expenditures on education and training, which could adversely affect on our business.

    Our business depends on the increasing acceptance and use of the Internet, the lack of which could significantly reduce demand for our products and services. Our e-learning network depends on the increased acceptance and use of the Internet, both generally and as a means for the purchase and delivery of educational content. To the extent the acceptance and use do not continue to grow at current rates, we may be unable to develop a sufficiently broad base of business customers and our business may suffer. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products. Our business would be seriously harmed if:

  •
  use of the Internet does not continue to increase or increases more slowly than expected;

  •
  the application service provider approach to developing and delivering learning content does not become more widely accepted;

  •
  the technology underlying the Internet does not effectively support future expansion that may occur; or

  •
  governmental regulation of the Internet increases.

    We may not be able to adapt to the rapidly changing Internet technology and evolving industry standards. The e-learning market is characterized by rapidly changing technologies, frequent new product and service introductions, short development cycles and evolving industry standards. The introduction of new products and services embodying new technologies and the emergence of new industry standards may render our products and services obsolete. Our success depends on our ability to adapt to a rapidly changing landscape and to offer new products and services to address our customers' changing demands. We may experience difficulties that delay or prevent the successful design, development, introduction or marketing of our products and services. To the extent we in fact experience such delays, we may experience difficulty in attracting new customers and may lose some or all of existing ones.

    Security and privacy breaches could subject us to litigation and liability and deter consumers from using our e-learning network.We could become subject to litigation and liability if third parties penetrate our e-learning network security or otherwise misappropriate our users' confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other technological events or developments could result in compromises or breaches of our security systems. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Furthermore, to the extent that our commercial activities may involve the storage and transmission of proprietary information, such as personal information or credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability.

    The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or content providers, which could disrupt our e-learning network or make it inaccessible to users.

    A significant barrier to the widespread use of the Internet for applications such as training and education is the secure transmission of confidential information over public networks. Any well-publicized security breaches, whether on our Web site or on those of other companies, could deter people from using the Internet in general, or, specifically, from using it to conduct transactions that involve the transmission of confidential information. We cannot predict the extent to which transactions over the Internet will be, or will be perceived to be, secure against breaches by third parties. As a result, we cannot be certain the Internet ultimately will become widely accepted for commerce and communications.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents. We minimize risk by investing in financial instruments with a maturity of three months or less. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 1999, the fair value of cash and cash equivalents would not change by a material amount. We do not use derivative financial instruments.

    We have foreign currency risk as a result of foreign subsidiary activities. For the three and nine months ended September 20, 2000, international revenues from foreign subsidiaries accounted for approximately 5% and 6%, respectively, of total revenues. International sales are made mostly from foreign subsidiaries and are typically denominated in the local currency of each country. All foreign subsidiaries use the local currency as their functional currency.

    Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, future results could be adversely impacted by changes in these or other factors.

    Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchanges rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the three and nine months ended September 30, 2000 was not material.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

    Not applicable.

Item 2.  Changes In Securities and Use of Proceeds

    Not applicable.

Item 3.  Defaults Upon Senior Securities

    Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

    Not applicable.

Item 5.  Other Information.

    Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

  27
  Financial Data Schedule

  (b)
  Reports on Form 8-K.

      No reports on form 8-K were filed during the three months ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICK2LEARN.COM, INC.
November 14, 2000 Date	/s/ JOHN D. ATHERLY John D. Atherly Vice President, Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

    27  Financial Data Schedule

QuickLinks

CLICK2LEARN.COM, INC. FORM 10-Q For the Quarter Ended September 30, 2000
TABLE OF CONTENTS
CLICK2LEARN.COM, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
CLICK2LEARN.COM, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands) (unaudited)
CLICK2LEARN.COM, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)
CLICK2LEARN.COM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2000 AND 1999
SIGNATURES
EXHIBIT INDEX