Form 10-K
period 2000-12-31
CLICK2LEARN COM INC
filed 2001-03-29
CIK 1052327

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-24289

CLICK2LEARN.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1276003 (I.R.S. Employer Identification No.)
110-110th Avenue NE, Bellevue, Washington (Address of principal executive offices)	98004 (Zip Code)

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

Yes /x/                No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  / /

    The aggregate market value of common stock held by non-affiliates of the registrant as of March 1, 2001 was $34,204,360.

    The number of shares outstanding of the registrant's common stock as of March 1, 2001 was 18,127,974.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held are incorporated by reference into Part III.

CLICK2LEARN.COM, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2000

PART I

    Except for historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Such forward-looking statements include, among others, those statements including the words "expects", "anticipates", "intends", "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations." You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Item 1. Business

Overview and History

    We provide e-Learning solutions to enable organizations to use knowledge as a means to increase effectiveness, develop new revenue streams and improve profitability by providing timely, appropriate and engaging learning to their extended enterprise of employees, suppliers, distributors and customers. Our e-Learning solutions include scalable learning management and delivery platforms, collaborative content creation and publishing technology, and a library of e-Learning content from third party publishers, all of which are supported by complementary professional services.

    Our e-Learning solutions focus on the needs of two primary markets: organizations seeking to increase their effectiveness and gain a competitive advantage by providing relevant and up-to-date knowledge when and where it is needed throughout the extended enterprise, and organizations seeking to use e-Learning to develop new lines of business or sources of revenue by leveraging existing intellectual capital or product lines. For simplicity, we refer to these two markets as "corporate solutions" and "commercial solutions" although customers of these solutions are not limited to corporations or commercial entities.

    Both our corporate and commercial solutions are highly scalable yet flexible enough to be tailored to the unique needs of each customer. Our knowledgeable and experienced professionals work together with our customers to deliver e-Learning initiatives with measurable results. We work collaboratively with our clients to develop business plans, evaluate e-Learning alternatives, plan, implement and support the solution best suited to their e-Learning goals, and provide ongoing evaluation to measure effectiveness and return on their e-Learning investment.

    We were originally incorporated as Asymetrix Corporation in the State of Washington in 1984 and developed and marketed a wide range of software products during that time. Since 1995 we have focused our business on the e-Learning market. As a result of our decision to focus on e-Learning, we divested several product lines and made a number of acquisitions to strengthen our position in this market, and we changed our name to Asymetrix Learning Systems, Inc. We also focused our research and development efforts on products and technology for e-Learning and developed our professional services organization. In connection with our initial public offering in June 1998, we reincorporated as a Delaware corporation and in 1999 we changed our name to Click2learn.com, Inc. to reflect the long-term strategic importance of Internet-based e-Learning solutions and our application service business.

Products and Services

    Our flexible and scalable learning delivery and management platforms, processes to create and publish customer-specific content, wide range of learning content from third party publishers and supporting professional services enable us to tailor our e-Learning solutions to each customer's unique needs. We believe our ability to offer customers a single source for the platforms, processes, content and people necessary for a successful e-Learning initiative will enable us to become a strategic partner for our customers as they expand the use of e-Learning to additional business initiatives.

    Our solutions are based on the following products and services:

Delivery and Learning Management Platforms

    The e-Learning Network.  Our e-Learning Network is a centrally hosted application service platform we use to provide e-Learning web sites that are configured with our customers' choices of colors, graphics, logos and text. The e-Learning Network provides an easily implemented means for customers to create, publish and deliver appropriate learning content to employees, suppliers, distributors and customers. The e-Learning Network includes a variety of browser-based management, assessment and reporting tools that do not require proprietary plug-ins or other software. Our learning management and reporting tools enable managers to track learning activities of individual learners or all members of a designated group or cost center. The site management tools enable customers to modify the catalog of courses available at their e-Learning sites, add or remove users, change cost center or billing information, publish content to their e-Learning sites and modify the site logos, graphics, links and other information. The ability to manage their sites without involving our technical support staff increases the convenience to our customers while enhancing the scalability of our network.

    Because the e-Learning Network is centrally hosted and easily configurable, we can rapidly create sites that maintain each customer's unique look and feel while permitting our customers to focus on the nature of the e-Learning solution they want to provide, rather than on the technical aspects of hosting the site, enhancing functionality and integrating content. Moreover, we can maintain the entire network from our central location, simultaneously providing every customer the benefits of the most current version of our technology while reducing the support burden by ensuring that all customers are operating in a consistent technology environment. Our robust e-commerce infrastructure provides our corporate solution customers with flexible billing and payment options for their internal use of content and enables our commercial solution customers to sell learning content through the e-Learning Network.

    We generally charge our customers a fee for the initial set up and configuration of a site on the e-Learning Network and we charge monthly hosting fees that typically are based on the number of licensed users for our corporate solutions and on either the amount of custom e-Learning content delivered or revenue generated for our commercial solutions.

    Ingenium Learning Management System.  Our Ingenium enterprise learning management and skills assessment system is an alternative platform for delivering our e-Learning solutions. Because it supports the management and delivery of multiple types of learning activities, Ingenium is particularly attractive for customers seeking to manage both e-Learning and instructor-led training. Ingenium also enables customers to match and track employees' readiness to perform job functions based on the analysis of the skills required to accomplish relevant tasks and to prescribe learning based on skill deficiencies. Ingenium includes robust and user-friendly reporting capabilities that enable managers to track learning activities of individual learners or members of a designated group and a data update and import tool that that permits the synchronization of employee and training records with corporate information systems. Ingenium can also be connected to our library of e-Learning content from third party publishers, allowing that content to be purchased and delivered through the Ingenium system.

    Ingenium can be licensed on a perpetual basis and installed on a customer's internal information systems or hosted at our data center. We also offer Ingenium on a subscription basis under which the customer pays a monthly subscription fee for access to the system. License fees, monthly hosting fees and monthly subscription fees are based on the number of licensed users of the Ingenium system and, for hosted or subscription implementations, the amount of custom e-Learning content we host for the customer.

Content Creation and Commercial Learning Content

    Rapid e-Learning Development System.  We offer a unique rapid e-Learning development system called ReDS. ReDS is our high-end content creation solution that permits instructional designers, web developers, graphic artists and subject matter experts to collaboratively create large amounts of sophisticated, web-based e-Learning content quickly and cost effectively. ReDS is an application service that uses the Internet to facilitate development on a centralized database using pre-programmed templates and navigational controls, allowing the development team to focus on the learning content and specialized tasks rather than on each element of every screen in the finished application. We generally charge a fee for a ReDS implementation, which includes training and development of customer specific ReDS templates, and a monthly subscription fee for ongoing access to the system.

    ToolBook II Products.  We also offer the ToolBook II Instructor and ToolBook II Assistant stand-alone software products as our mid-market solution for creating e-Learning content for deployment on CD-ROM or in a web-based environment. ToolBook II Instructor is a multimedia development system for creating sophisticated e-Learning applications and is targeted at professional software developers. ToolBook II Assistant is an easy-to-use authoring product that automates much of the process of developing e-Learning applications and is targeted at learning professionals or content experts rather than software developers. Both products enable users to publish their content directly to our e-Learning Network and are licensed on a per copy basis.

    Browser-based Authoring and Publishing Tools.  Our e-Learning Network also features hosted authoring and publishing tools called click2learn.author and click2learn.publisher. These basic tools allow users to create new, interactive web-based content and to upload existing content in a variety of formats, such as Microsoft Word or PowerPoint files, using only a standard web browser. These tools are available at no additional cost to users of the e-Learning Network.

    Commercial Learning Content.  We offer a library of commercial learning content from popular publishers covering a broad range of subjects relevant to organizations and business professionals. By aggregating content from top publishers, we can provide our customers with a broader range of content choices than if we were to develop, market and maintain our own proprietary content, while still offering customers a single source for obtaining commercial titles. General subject matter areas include business and management, computer skills, IT certification, health and safety, professional development and others.

Professional Services

    Strategic Consulting.  We offer a range of strategic consulting services related to our customers' e-Learning initiatives. We assist our customers in identifying ways that e-Learning can add value to current offerings, developing e-Learning business models, integrating e-Learning with existing business strategies, defining a solution that best meets their e-Learning needs and providing on-going consulting on the effectiveness of their solution and return on investment.

    Custom Content Development.  Our award-winning development services group offers a full range of customized services for the design and production of e-Learning content. Our instructional designers, web developers and graphic artists collaborate closely with our customers through ReDS to create engaging e-Learning content quickly and cost effectively.

    Systems Integration.  We also provide the services necessary to set up our customers' e-Learning solutions and to integrate existing customer content with e-Learning sites on our network. We also integrate Ingenium and our other e-Learning products with our customers' information systems in internal e-Learning implementations.

    Training and Technical Support.  We offer training that helps organizations become more self-reliant in the use of our products and in e-Learning generally. We also offer a variety of optional technical support and maintenance packages for our software products and for e-Learning sites on our network.

Customers

    We provide our network or our e-Learning products and services to customers across a broad range of industries including financial services, accounting, health care, insurance, computer hardware and software, manufacturing, networking, telecommunications, government and education. The following is a partial list of our significant customers in 2000:

Technology/Telecommunications	Financial Services
Avaya	Chase Manhattan Bank
Cablevision Systems	Citibank
Cisco Systems	Conseco Finance
GTE Networking	Credit Suisse First Boston
Lawson Software	Ernst & Young
McLeod USA	Fidelity Investments
Microsoft	Morningstar
Voicestream Wireless	New York Stock Exchange
Other Industries	Government/Education/Non-profit
American Airlines	Johns Hopkins University
Burlington Northern Santa Fe	Memorial Sloan-Kettering Cancer Center
Development Dimensions Int'l.	NYU Online
Eastman Kodak	Social Security Administration
Eli Lilly	The Princeton Review
General Electric	Tufts Managed Care Institute
Gillette	Washington National Guard
Pfizer
United Airlines

    No single customer accounted for 10% or more of our total consolidated revenues in any of the last three fiscal years.

Competition

    The e-Learning market is a new market that is quickly evolving and subject to rapid technological change. The market is also highly fragmented, with no single competitor holding a dominant market position. Because there are no significant barriers to entry in this market, we expect a number of new competitors to enter this market in the future.

    Each of our products and services faces competition from a variety of companies in different segments of the e-Learning market. Our e-Learning Network faces competition from companies that offer web sites where they either aggregate off-the-shelf content or offer their own content, such as

SmartForce and DigitalThink. Our Ingenium system faces competition from vendors of other learning management systems, such as Saba and Docent. Finally, our professional services face competition from many small, regional online learning and technology-based training service businesses as well as large professional consulting firms and in-house training departments.

    The principal competitive factors affecting the market for e-Learning include:

  •
  the scope and variety of e-Learning content;

  •
  the features and management functionality of e-Learning solutions;

  •
  scalability and the ability to integrate with other e-Learning and enterprise software products;

  •
  the scope and quality of professional services offered;

  •
  pricing;

  •
  customer service and support;

  •
  reputation and financial position of the provider; and

  •
  the effectiveness of sales and marketing efforts.

    Although we believe that we are one of only a few companies that provides a single source for e-Learning platforms, content and services and that our solutions compete favorably with respect to all these factors, we may not be able to maintain a competitive position against current and potential competitors as they move toward more complete solution offerings.

Sales and Marketing

    As of December 31, 2000, our combined sales and marketing organization consisted of 99 employees based at our corporate headquarters in Bellevue, Washington and at other locations throughout the United States and in the United Kingdom. We sell our solutions primarily through a direct sales force consisting of field sales representatives focused on selling large e-Learning solutions and inside sales representatives focused on sales of the ToolBook II authoring products and smaller e-Learning solutions. Our sales organization also includes sales engineers who provide technical expertise, architect the technical aspects of our e-Learning solutions, assist in proposal preparation and provide ongoing sales support. We have recently increased our direct sales force and expect to continue to add to our direct sales force in the future.

    Although we have not used resellers significantly in marketing our e-Learning solutions to date, certain of our commercial solutions customers are now reselling our e-Learning Network to their customers as part of their e-Learning initiatives. We are also negotiating strategic partnerships with a number of large organizations that are seeking to make e-Learning a significant part of their business strategy to enable these organizations to resell our solutions as the basis for their e-Learning offerings.

    International revenue, based on the origin of the customer, accounted for 12%, 16% and 6% of our total revenue for 1998, 1999 and 2000, respectively. We believe that the e-Learning market is still in the early stages of development outside the United States, but that businesses in other countries, particularly in Japan and Europe, are beginning to undertake e-Learning initiatives. In 2000, we formed a joint venture with SOFTBANK Media & Marketing Corp. and SOFTBANK Forums Japan, Inc. to bring a Japanese-language version of our e-Learning Network to the Japanese market. We intend to expand internationally by establishing similar joint ventures to bring localized versions of our e-Learning solutions to other countries and to provide a means to enable multi-national customers to centrally administer their worldwide e-Learning initiatives

    We conduct a variety of marketing programs to promote our e-Learning solutions, including advertising in national business and technology magazines and trade publications, major trade shows,

direct mail and e-mail campaigns, public seminars, web-based seminars, and public relations activities focused on company news and successful applications of our e-Learning solutions. In cooperation with the publisher of Training and Online Learning magazines, we are founding sponsors of the largest e-Learning conference in the industry. The next conference will be held in October 2001 in Los Angeles. We also participate as an exhibitor and speaker at numerous training and e-Learning trade shows and we maintain an area on our web site where potential customers can obtain information about e-Learning and our solutions.

Research and Development

    We believe our long-standing focus on technology has attracted qualified engineering and other technical personnel and has contributed to our core technology capabilities. Our principal research and development groups are located in Bellevue, Washington; Rochester, New York and Nashua, New Hampshire. Research and development expenses were $6.1 million, $7.4 million and $9.5 million in 1998, 1999 and 2000, respectively and represented 18%, 21% and 22% of total revenue for those respective periods. We believe our future success will depend on our ability to continue to enhance our e-Learning solutions to keep pace with competitive product and service offerings, new technologies and industry standards, and diverse and changing customer requirements. As a result, we actively participate in a number of standards bodies and are taking an active role in defining standards for the e-Learning industry. We expect to continue to commit significant resources to research and development of our e-Learning solutions in the future.

Proprietary Rights

    Our e-Learning solutions are based on technology that is both internally developed and licensed from third parties. We rely on a combination of copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods to protect our intellectual property and trade secrets. We also enter confidentiality agreements with our employees and consultants, and control access to our proprietary information. Despite our precautions, however, unauthorized parties may copy or otherwise obtain or use our intellectual property and other companies may independently develop equivalent technology or intellectual property.

    We use the following trademarks in the conduct of our business: CLICK2LEARN, INGENIUM, REDS, TOOLBOOK II ASSISTANT, TOOLBOOK II INSTRUCTOR, CLICK2LEARN.AUTHOR, CLICK2LEARN.PUBLISHER and CLICK2LEARN.MANAGER.

Employees

    As of December 31, 2000, we had 436 full-time employees, including 78 in research and development, 99 in sales and marketing, 209 in professional services and technical support and 50 in operations and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Item 2. Properties

    Our corporate headquarters and executive offices are located in Bellevue, Washington in approximately 35,293 square feet of leased office space, with the lease term expiring in October 2003. We also maintain regional offices in Atlanta, Georgia; Des Plaines, Illinois; Fort Worth, Texas; Halifax, Nova Scotia; London, England; Nashua, New Hampshire; Needham, Massachusetts; New York, New York; Rochester, New York and Santa Cruz, California. We believe that our current facilities will be adequate to meet our needs, or that alternate leased space will be available to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

    From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. We are not a party to any litigation or other legal proceeding that, in the opinion of management, could have a material adverse effect on our business, operating results and financial condition, except as described below.

    Richard B. Grant v. Asymetrix Corporation, No. CV-96-3635 HLH, Central District of California. On May 21, 1996, Richard B. Grant filed a complaint alleging that our ToolBook and Multimedia ToolBook products infringe a patent owned by him and is seeking unspecified damages. We have received an opinion from patent counsel that the products do not infringe this patent and that the patent is invalid. This action is still in the discovery stage, and it is not yet possible to assess the likelihood of its outcome. Currently discovery in the case has been stayed pending the court's ruling on the interpretation of the patent claims.

    Although we believe that we do not infringe this patent and that the patent is invalid, and although we intend to defend this action vigorously, the results of litigation can never be predicted with certainty. An adverse outcome in this litigation could have a material adverse effect on our business, operating results and financial condition. Moreover, the costs of defending the action, regardless of outcome, could be time-consuming, distract management personnel and have a negative effect on our business.

Item 4. Submission of Matters to a Vote of Securities Holders

    Not applicable.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

    Since the initial public offering, our common stock has been listed on the Nasdaq National Market, originally under the symbol ASYM and currently under the symbol CLKS. The following table sets forth the high and low sales prices per share for each fiscal quarter during 1999 and 2000.

Fiscal Quarter	High	Low
1999
First Quarter	$6.47	$3.66
Second Quarter	5.47	3.75
Third Quarter	11.63	3.94
Fourth Quarter	13.88	6.38

2000
First Quarter	$22.94	$9.75
Second Quarter	20.38	7.00
Third Quarter	19.94	11.25
Fourth Quarter	18.25	7.00

    As of March 1, 2001, there were 177 holders of record of our common stock. Because brokers and other institutions hold many of the shares of our stock on behalf of stockholders, we are unable to estimate the actual number of stockholders represented by these record holders. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance future growth and, thus, we do not anticipate paying any cash dividends in the foreseeable future.

    The stock market from time to time has experienced significant price and volume fluctuations. In addition, the market price of our common stock has been highly volatile since the initial public offering. Factors such as fluctuations in our operating results, announcements of technological innovations or new products by us or our competitors, analysts' reports and projections and general market conditions may have a significant effect on the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. The institution of such litigation against us could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business.

Recent Sales of Unregistered Securities

    On December 12, 2000, we sold 410,678 shares of our common stock to Marshall Capital Management, Inc., an affiliate of Credit Suisse First Boston, for an aggregate purchase price of approximately $5 million in cash. In connection with the purchase of the common stock, we issued warrants for the purchase of 205,339 shares of common stock at an exercise price of $14.61 per share. We also issued warrants for the purchase of up to 176,177 additional shares of common stock at an exercise price of $.01 per share, which would be exercisable if the price of our common stock declined between the closing of the purchase and the effective date of a Registration Statement on Form S-3 registering the shares purchased and subject to the warrants for resale. The number of shares with respect to which this warrant actually became exercisable was based on the actual change in the price of our common stock.

    The sale of shares and warrants was made pursuant to Rule 506 of Regulation D and/or Section 4(2) under the Securities Act of 1933 as amended ("the Act") and was therefore exempt under the Act. The shares and warrants were sold to a single accredited investor, there was no general solicitation or advertising in connection with the sale of the shares and warrants, and we exercised reasonable care to assure that the purchaser was not an underwriter with the meaning of Section 2(11) of the Act. The proceeds will be used for working capital requirements.

    The warrants were exercised with respect to 74,759 shares on January 19, 2001. These warrants did not become exercisable with respect to the remaining 101,418 shares and the unexercised portion expired on January 20, 2001.

    The warrants to purchase 205,339 shares at $14.61 per share are exercisable at any time prior to 5:00 p.m. Eastern time on December 12, 2005 in whole or in part upon the payment of the exercise price for the number of shares with respect to which the warrants are being exercised. In addition, the warrants may be exercised on a net exercise basis, pursuant to which the exercise price for an exercise of warrants is paid by the cancellation of a portion of the shares being exercised having a fair market value equal to the exercise price for all the shares being exercised. However, a net exercise may only be made if there is not an effective registration statement in place on the date of such exercise covering the resale of the warrant shares.

Item 6. Selected Consolidated Financial Data

	Years Ended December 31,
	1996	1997	1998	1999	2000
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Tools	$16,082	$19,759	$17,914	$15,312	$8,602
Content services	1,173	4,305	12,889	13,778	21,461
Platforms	1,226	1,641	2,549	5,643	12,494

Total revenue	18,481	25,705	33,352	34,733	42,557

Cost of revenue:
Tools	4,302	3,759	2,934	3,646	1,821
Content services	880	3,032	10,860	11,174	18,460
Platforms	511	579	623	1,258	1,903

Total cost of revenue	5,693	7,370	14,417	16,078	22,184

Gross margin	12,788	18,335	18,935	18,656	20,373

Operating expenses:
Research and development	12,375	8,423	6,113	7,425	9,535
Sales and marketing	15,636	14,704	14,149	15,977	20,530
General and administrative	4,535	4,491	5,767	5,227	6,623
Amortization of goodwill	—	119	825	888	946
Loss on impairment of assets	2,787	—	—	—	—
Restructuring charges	1,104	—	—	—	—
Acquired in-process research and development	—	4,064	—	—	—

Total operating expenses	36,437	31,801	26,854	29,517	37,634

Loss from operations	(23,649)	(13,466)	(7,919)	(10,861)	(17,261)
Other income (expense)	(348)	(228)	2,760	856	475

Net loss	$(23,997)	$(13,694)	$(5,159)	$(10,005)	$(16,786)
Accretion of redemption value of redeemable common stock	—	—	(1,370)	—	—
Non cash dividend associated with preferred stock	—	—	—	(2,754)	—

Net loss attributable to common stockholders	$(23,997)	$(13,694)	$(6,529)	$(12,759)	$(16,786)

Net loss per common share, basic and diluted	$(3.90)	$(2.17)	$(.62)	$(.87)	$(.99)

Weighted average common shares outstanding, basic and diluted	6,158	6,306	10,599	14,626	16,956

Balance Sheet Data:
Cash and cash equivalents	$3,788	$2,541	$21,713	$19,481	$15,321
Working capital (deficit)	9,569	(66)	24,913	27,818	21,801
Total assets	19,122	22,169	43,622	49,406	44,880
Long-term obligations	24	425	268	92	4
Stockholders' equity	12,097	8,958	37,010	41,355	35,053

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and our Consolidated Financial Statements and related Notes thereto included elsewhere in this Report. This Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Factors that May Affect Future Results of Operations".

Overview

    The e-Learning market is made up of three distinct categories: content, services and delivery. Content represents off the shelf titles that provide training on a variety of general topics and customer specific content that must be custom developed. Services represent the outsourcing of e-Learning content, implementation or strategy development to third parties and delivery refers to the technology that manages and tracks e-Learning users and content.

    Click2learn has developed leading technology that addresses the delivery, management and the creation of e-Learning content. Complementing this technology is our service organization, which is the industry's largest, dedicated to the development of client specific e-Learning content as well as the implementation of delivery and content creation systems. Combined, we sell and market these offerings as solutions that enable organizations to take advantage of the many benefits of e-Learning.

    Our e-Learning solutions focus on the needs of two primary markets: organizations seeking to increase their effectiveness and gain a competitive advantage by providing relevant and up-to-date knowledge when and where it is needed throughout the extended enterprise, and organizations seeking to use e-Learning to develop new lines of business or sources of revenue by leveraging existing intellectual capital or product lines. For simplicity, we refer to these two markets as "corporate solutions" and "commercial solutions" although customers of these solutions are not limited to corporations or commercial entities.

    Both our corporate and commercial solutions are highly scalable yet flexible enough to be tailored to the unique needs of each customer. Our knowledgeable and experienced professionals work together with our customers to deliver e-Learning initiatives with measurable results. We work collaboratively with our clients to develop business plans, evaluate e-Learning alternatives, plan, implement and support the solution best suited to their e-Learning goals, and provide ongoing evaluation to measure effectiveness and return on their e-Learning investment.

    We group related revenues around the primary components of our solutions:  Platforms, Content Services and Tools. Platforms include software licenses, subscription and hosting fees, implementation, customization, training and support related to our Ingenium learning management system and e-Learning Network. Ingenium is a highly scalable skills and competency based system that manages traditional instructor lead training as well as e-Learning courses and can be installed on a client's server or hosted by Click2learn. The e-Learning Network is a robust internet based architecture system that manages the delivery of courses and e-commerce associated with commercial e-Learning implementations through an ASP environment. Content Services revenues are derived from the creation of custom e-Learning courses, consulting, licenses and hosting fees for the Rapid e-Learning Development System ("ReDS") and sales of third party off the shelf content. Our advanced content development technology, ReDS, is designed for use by teams of content developers to develop learning objects, large e-Learning courses and curriculum in a collaborative environment with our clients. Tools revenues include software licenses, technical support and training related to our award winning ToolBook II line of products as well as software license revenues from discontinued products sold before 2000. These include from a historical basis, Compel, IconAuthor, SuperCede and InfoModeler among others. We recognize revenues for software licenses upon shipment; for technical support, subscription and hosting evenly over the life of the contract; and for services such as content development and implementation based on the percentage of completion method or on a time and materials basis.

    Costs related to revenues consist of media, manuals, royalties, packaging and distribution for software licenses and primarily salaries and overhead for service related offerings. Costs of revenues for the Platforms and Tools category are similar due to a relatively high mix of software licenses versus services with cost averaging between 20% to 25% of related revenue. Contrasting the mix for Platforms and Tools, Content Services consist primarily of relatively high personnel costs associated with providing professional services compared to the lower materials, packaging and other costs of software. Costs for Content Services average between 70% to 80% of related revenues.

Results of Operations

    The following table presents Click2learn's results of operations as a percentage of total revenue for the periods indicated.

Statement of Operations Data:	1998	1999	2000
Revenue:
Tools	53.7%	44.1%	20.2%
Content	38.7	39.7	50.4
Platforms	7.6	16.2	29.4

Total revenue	100.0	100.0	100.0

Cost of revenue:
Tools	8.8	10.5	4.3
Content	32.5	32.2	43.4
Platforms	1.9	3.6	4.5

Total cost of revenue	43.2	46.3	52.2

Gross margin	56.8	53.7	47.8

Operating expenses:
Research and development	18.3	21.4	22.4
Sales and marketing	42.4	46.0	48.2
General and administrative	17.3	15.0	15.6
Amortization of goodwill	2.5	2.6	2.2

Total operating expenses	80.5	85.0	88.4

Loss from operations	(23.7)	(31.3)	(40.6)

Other income (expense):
Other income (expense)	(0.1)	0.1	0.0
Interest income, net	1.8	2.4	2.3
Equity on losses of affiliate	0.0	0.0	(1.2)
Equity in income (losses) from Infomodelers, Inc.	6.5	0.0	0.0

Total other income (expense)	8.2	2.5	1.1

Net loss	(15.5)%	(28.8)%	(39.5)%

Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

    Revenue.  Our total revenue increased 23% from $34.7 million in 1999 to $42.6 million in 2000. Revenue growth was attributable to a 121% growth in the Platforms category from $5.6 million in 1999 to $12.5 million in 2000. Additional growth was achieved through the Content Services category, which grew 56% from $13.8 million in 1999 to $21.5 million in 2000. These increases were due to our increased success at selling e-Learning solutions that include elements of each category. Solutions that include both our Platform and Content Services offerings grew 75% from $19.4 million in 1999 to $34.0 million in 2000 and now represent 80% of total revenues up from 56% in 1999. Offsetting the e-Learning solutions growth was a decline in the Tools category of 44% from $15.3 million in 1999 to $8.6 million in 2000. Our primary sales and marketing focus in 2000 was on our e-Learning solutions, which seldom include the products and services from the Tools category. As a result, little marketing or sales effort was focused on the Tools category contributing to the decline in revenues. We expect that we will continue to focus our sales and marketing efforts on our e-Learning solutions in 2001 and that revenues from the Tools category will continue to decline.

    Cost of Revenue.  Total cost of revenue increased 38% from $16.1 million in 1999 to $22.2 million in 2000. Increased costs of revenue were due primarily to higher total revenues and a change in the revenue mix between Tools, Content Services and Platforms. In 1999, Content Services represented 40% of total revenues and grew to 50% in 2000. The costs associated with Content Services are primarily labor and overhead and are therefore significantly higher as a percentage of revenue than is the case for the costs of the Tools or Platform categories, which are primarily costs associated with product licenses and the services that support them. Cost of Content Services revenues grew 65% from $11.2 million in 1999 to $18.5 million in 2000. Cost of Platform revenues grew 46% from $1.3 million in 1999 to $1.9 million in 2000. The increased costs for both categories was due primarily to the higher revenues produced. Cost of Tools revenues declined 50% from $3.6 million in 1999 to $1.8 million in 2000 due to the lower revenues from this category.

Operating Expenses

    Research and Development.  Research and development expenses include expenses associated with the development of new products and new product versions and consist primarily of salaries, depreciation of development equipment, supplies and overhead allocations. Research and development expenses increased 28% from $7.4 million in 1999 to $9.5 million in 2000. This increase was due to incremental spending to develop the e-Learning Network platform as well as increased functionality development for the Ingenium platform. Research and development expenses as a percentage of total revenue increased from 21% in 1999 to 22% in 2000. We expect research and development expenses to increase in absolute dollars in the future as we expand the functionality of our Platforms and ReDS offerings.

    Sales and Marketing.  Sales and marketing expenses consist primarily of sales and marketing personnel costs, including sales commissions, travel, advertising, public relations, seminars, trade shows and other marketing literature and overhead allocations. Sales and marketing expenses increased 28% from $16.0 million in 1999 to $20.5 million in 2000. Sales and marketing expenses as a percentage of total revenue increased from 46% in 1999 to 48% in 2000. The increase was due primarily to increased staffing in the sales area and a one-time charge of $2.2 million to accelerate all remaining costs from a three-year co-marketing agreement with Go2Net, Inc. Excluding the one-time charge, sales and marketing as a percent of revenue declined from 46% in 1999 to 43% in 2000. We expect that sales and marketing expenses will increase in absolute dollars in the future as we continue to expand our sales and marketing efforts in the e-Learning solutions market.

    General and Administrative.  General and administrative expenses consist primarily of salaries and other personnel-related expenses for administrative, executive and finance personnel as well as outside advisors. General and administrative expenses increased 27% from $5.2 million in 1999 to $6.6 million in 2000. This increase was due primarily to the support of higher total headcount and expansion of European operations. General and administrative expenses as a percentage of total revenue increased from 15% in 1999 to 16% in 2000. We expect that general and administrative expenses will increase in absolute dollars in the future as we continue to experience growth in revenues.

    Amortization of Goodwill.  Amortization of goodwill relates to the amortization of excess purchase price over the fair value of identifiable tangible and intangible assets acquired in acquisitions recorded using the purchase method of accounting. Amortization of goodwill increased 7% from $888,000 in 1999 to $946,000 in 2000 as a result of a full year's amortization being taken on the acquisition completed in 1999.

    Other Income (Expense).  Interest income on cash and cash equivalents in 1999 was $853,000 as compared to $981,000 in 2000. In April 2000, we established a joint venture with SOFTBANK Media & Marketing Corp. and SOFTBANK Forums Japan, Inc. creating Click2learn Japan K.K. We account for our portion of the joint venture's operating results under the equity method. In 2000, we recorded a loss of $510,000.

Year Ended December 31, 1999 Compared To Year Ended December 31, 1998

    Revenue.  Total revenue increased 4% from $33.4 million in 1998 to $34.7 million in 1999. This increase was due primarily to growing demand for our e-Learning platforms offset by a 15% decline in Tools revenues. Platform revenue increased 121% from $2.5 million in 1998 to $5.6 million in 1999. This growth was attributable to a full year availability of the enterprise version of Ingenium as well as the launch of the e-Learning Network in the fourth quarter. Offsetting this growth, Tools revenue decreased 15% from $17.9 million in 1998 to $15.3 million in 1999. Content Services revenue increased 7% from $12.9 million in 1998 to $13.8 million in 1999.

    Cost of Revenue.  Total cost of revenue increased 12% from $14.4 million in 1998 to $16.1 million in 1999. Total cost of Tools revenue increased 24% from $2.9 million in 1998 to $3.6 million in 1999. Cost of Platform revenue increased 102% from $623,000 in 1998 to $1.3 million in 1999, due primarily to increased sales of our e-Learning management system products. Cost of Content Services revenue increased 3% from $10.9 million in 1998 to $11.2 million in 1999. This increase was due primarily to increased sales. Total gross margin decreased as a percentage of total revenue from 57% in 1998 to 54% in 1999 primarily due to lower Tools revenues which historically have contributed higher gross margins than Platforms or Content Services.

Operating Expenses

    Research and Development.  Research and development expenses increased 21% from $6.1 million in 1998 to $7.4 million in 1999. This increase was due to incremental spending to develop the e-Learning Network technology platform. Research and development expenses as a percentage of total revenue increased from 18% in 1998 to 21% in 1999.

    Sales and Marketing.  Sales and marketing expenses increased 13% from $14.1 million in 1998 to $16.0 million in 1999. Sales and marketing expenses as a percentage of total revenue increased from 42% in 1998 to 46% in 1999. The increases were due primarily to marketing expenses relating to the launch of our e-Learning Network during the fourth quarter of 1999 and an increase in the number of field sales representatives.

    General and Administrative.  General and administrative expenses decreased 9% from $5.8 million in 1998 to $5.2 million in 1999. This decrease was due primarily to increased synergies at acquired companies. General and administrative expenses as a percentage of total revenue decreased from 17% in 1998 to 15% in 1999.

    Amortization of Goodwill.  Amortization of goodwill increased from $825,000 in 1998 to $888,000 in 1999 due to the acquisition of Pixelmedia Visual Communications, Inc., an e-Learning developer located in Richmond, British Columbia, in July 1999 and as a result of a full year's amortization being taken on acquisitions made in 1998.

    Other Income (Expense). Interest income on cash and cash equivalents in 1998 was $609,000 as compared to $853,000 in 1999. Equity in income from Infomodelers was $2.2 million in 1998 and $0 in 1999. Equity in income (losses) from Infomodelers in 1998 resulted from the sale by Infomodelers of substantially all of its assets to Visio Corporation. Because we sold substantially all of our interest in Infomodelers in March 1998, we did not record equity in income from Infomodelers in 1999.

Liquidity and Capital Resources

    At December 31, 2000, we had cash and cash equivalents totaling $15.3 million, a decrease of $4.2 million from December 31, 1999. The decrease in cash was due primarily to uses of cash for operating expenses. At December 31, 2000, our principal source of liquidity was $21.8 million of working capital.

    Click2learn has had negative cash flows from operating activities to date. Net cash used by operating activities was $10.7 million, $13.1 million, and $12.4 million in 1998, 1999 and 2000, respectively.

    Net cash provided by (used in) investing activities was $1.2 million, $(2.5) million, and $(2.0) million in 1998, 1999, and 2000, respectively. Net cash provided by investing activities in 1998 was primarily due to proceeds received from the sale of our investment in Infomodelers. In 1999, net cash used in investing activities was primarily the result of capital expenditures for computer equipment, purchased software, office equipment, furniture and fixtures. As of December 31, 2000, we had no material commitments for capital expenditures and had commitments under non-cancelable operating leases with terms in excess of one year of $6.0 million through 2006.

    Cash provided by financing activities was $28.8 million, $13.5 million, and $10.5 million in 1998, 1999 and 2000, respectively, resulting primarily from our initial public offering in 1998, private placements of common and preferred stock and warrants in 1999 with Go2Net, Inc., Marshall Capital Management, Inc. and Vulcan Ventures, Inc., and a private placement of common stock and warrants with Marshall Capital Management, Inc. in 2000. Cash used for payments on long-term debt was $592,000, $120,000, and $3,000 in 1998, 1999 and 2000, respectively.

    We anticipate that our cash and cash equivalents will be sufficient to meet our working capital needs and capital expenditures for at least the next 12 months. Our long-term liquidity will be affected by numerous factors, including acquisitions of businesses or technologies, demand for our e-Learning solutions, the extent to which our e-Learning solutions achieve market acceptance, the timing and extent to which we invest in new technology, the expenses of sales and marketing and new product development, the extent to which competitors are successful in developing their own products and services and increasing their own market share, the level and timing of revenues and other factors. In addition, from time to time we evaluate potential acquisitions of businesses, products or technologies that complement our business. To the extent that resources are insufficient to fund our activities, we may need to raise additional funds. Such additional funding, if needed, may not be available on attractive terms or at all. If adequate funds are not available on acceptable terms, we may be unable to expand our business, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business.

Factors That May Affect Future Results of Operations

    We have a limited operating history in our current markets, which makes it difficult to predict our future performance. Our limited operating history in our current markets makes it difficult to predict our future performance and does not provide investors with a meaningful basis for evaluating an investment in our common stock. From our inception until early 1995, we were engaged in various research and development activities and in developing and marketing multimedia authoring products, database and Internet tools, web publishing products and other ancillary products, most of which we do not currently sell. In 1995, we began to focus our development and marketing efforts on products and services for the enterprise learning market. We began offering our Ingenium learning management system in 1998, our e-Learning Network in 1999 and our ReDS system in 2000. Accordingly, we have a limited operating history on which to evaluate our current business and future prospects.

    We have a history of losses and anticipate continued losses in the future. We incurred net losses of approximately $5.2 million, $10.0 million and $16.8 million in 1998, 1999 and 2000, respectively. As of December 31, 2000, our accumulated deficit was $192.2 million. We have not achieved profitability and expect to continue to incur operating losses for at least the next twelve months. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

    We face risks encountered by early-stage companies in Internet-related business and may be unsuccessful in addressing these risks. We face risks frequently encountered by early-stage companies in new and rapidly evolving markets. Specific risks we face relate to the demand for e-Learning products and services, and broad and timely acceptance of our e-Learning Network. We may fail to adequately address these risks, and as a consequence our business may suffer. To address these risks, we must:

  •
  effectively market our e-Learning solutions to new and existing customers;

  •
  continue to enhance our Ingenium learning management system, ReDS development platform and e-Learning Network;

  •
  successfully implement our e-Learning solutions for our customers and generate continuing revenues from those customers;

  •
  continue to establish relationships with leading providers of learning content to sell that content through our e-Learning Network; and

  •
  address and establish new technologies and technology standards.

    The market for e-Learning solutions is in the early stages of development, and may not grow to a sufficient size or at sufficient rate to sustain our business. The e-Learning market is in the early stages of development, and may not grow to a sufficient size or at sufficient rate for our business to succeed. Corporate training and education historically have been conducted primarily through classroom instruction and traditionally have been performed by a company's internal personnel. Although technology-based training applications have been available for several years, they currently account for only a small portion of the overall training market. Accordingly, our success will depend on the extent to which companies migrate from traditional training methods to technology-based solutions and use the Internet in connection with their training activities. In addition, our success will depend upon the extent to which companies utilize the products or services of third-party providers and whether companies adopt hosted e-Learning solutions delivered over the Internet.

    Many companies that have already invested substantial resources in traditional training methods may be reluctant to adopt a new strategy that may limit or compete with their existing investments. Even if companies implement technology-based training or e-Learning solutions, they may still choose to design, develop, deliver or manage all or a part of their education and training internally. If technology-based learning and the use of the Internet for learning do not become widespread, or if companies do not use the products and services of third parties to develop, deliver or manage their training needs, then our e-Learning solutions may not be commercially successful.

    Our pricing, expense and revenue model is unproven, and may not yield results sufficient for our business to succeed. The pricing, expense and revenue models for our e-Learning solutions have not been broadly tested in the marketplace, and may not yield results sufficient for our business to succeed. If the pricing, expense and revenue models are not acceptable to users, customers, or content providers, our e-Learning solutions may not be commercially successful.

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
  the timing of revenues and expenses;

  •
  recognition of impairment of existing assets; and

  •
  the timing of revenue recognition.

    Our future revenues are difficult to predict and we may not be able to adjust spending in response to revenue shortfalls. Our limited operating history with our current e-Learning solutions, possible acquisitions and the emerging nature of the market, make prediction of future revenue and expenses difficult. Expense levels are based, in part, on expectations as to future revenue and to a large extent are fixed in the short term. To the extent we are unable to predict future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

    Our business currently does not generate the cash needed to finance our operations, and for that and other reasons we may need additional financing in the future, which we may be unable to obtain. Our business currently does not generate the cash needed to finance our operations. As a result, we may need additional funds to finance our operations, as well as to enhance our products and services, fund our expansion, respond to competitive pressures or acquire complementary businesses or technologies. In addition, poor financial results, unanticipated expenses or unanticipated opportunities that require capital commitments could give rise to additional financing requirements sooner than we expect. We may be unable to obtain financing on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to enhance our services, fund our expansion, respond to competitive pressures or take advantage of business opportunities and we may need to significantly restrict our operations. If we raise additional funds through the issuance of additional equity or convertible debt securities, the percentage ownership of our existing shareholders will be reduced, and the newly issued securities may have rights, preferences or privileges senior to those of our common stock.

    A deterioration of general economic conditions may materially and adversely affect our business. Our revenues are subject to fluctuation as a result of general economic conditions. A significant portion of our revenues are derived from the sale of products and services to Fortune 1000 companies or government agencies, which historically have reduced their expenditures for education and training during economic downturns. Should the economy weaken in any future period, these organizations may reduce their expenditures on education and training, which could adversely affect our business.

    We face intense competition from other e-Learning providers and may be unable to compete successfully. The e-Learning market is highly fragmented and competitive, with no single firm accounting for a dominant market share. Our competitors vary in size, scope and the breadth of products and services offered. We face competition from:

  •
  other companies focused on using the Internet to provide learning and education such as SmartForce and DigitalThink, as well as developers or resellers of training content who make their content available over the Internet;

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

    Because of the lack of significant barriers to entry in the e-Learning market, new competitors are likely to enter this market in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We may not be able to contend effectively with such increased competition.

    We face the risk of liability for failures to meet unique customer requirements, and the risk of cost overruns on fixed-price projects. The failure or inability to meet a customer's unique expectations or requirements in the performance of services could impair our reputation or result in a claim for damages, regardless of our responsibility for the failure. Although generally we attempt to limit contractually our liability for damages arising from product defects and other mistakes in rendering professional services, these contractual protections are not always obtained and may not be enforced or otherwise may not protect us from liability. Our insurance may not be sufficient to cover any of these claims.

    Acquisitions or investments may drain capital and equity resources, divert management's attention or otherwise harm our business. In the future we may acquire or make investments in other businesses, products or technologies. Such acquisitions or investments may require that we pay significant cash, issue stock or incur substantial debt. In addition, such acquisitions or investments may require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may contribute to increased fixed costs and may expose us to unanticipated liabilities.

    International expansion may impose substantial burdens on our resources, divert management's attention or otherwise harm our business. Our current and planned expansion into international markets will require extensive management attention and resources. In addition, we will need to rely extensively on third parties in foreign countries to help conduct our international operations and conduct sales and marketing efforts. Our success in international markets consequently will depend to a large degree on the success of these third parties, over whom we have little control. If they are unwilling or unable to dedicate sufficient resources to our relationships, our international operations will suffer. Furthermore, our efforts abroad are subject to a number of additional risks inherent in international operations, including:

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

    Our software may contain defects or otherwise perform improperly.  Software products frequently contain errors or failures, especially when first introduced or when new versions are released. In the past, we have discovered errors in our products and those of third parties after their initial release. Because our e-Learning products are complex software packages targeted at enterprise customers in an emerging market, customers and potential customers may have a greater sensitivity to product defects or product integration than the market for software products generally. Product defects could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation, or increased service and warranty costs.

    We depend on third-party technology, the loss of which could materially harm our business. We use licensed third-party technology and content in our e-Learning solutions. Future licenses to this technology and content may not be available to us on commercially reasonable terms, or at all. The loss of or inability to obtain or maintain any of these technology or content licenses could result in delays in the introduction of new products or could force us to discontinue offering portions of our e-Learning solutions until equivalent technology or content, if available, is identified, licensed and integrated. Furthermore, we may become subjected to legal claims related to licensed technology or content based on defamation, negligence, product liability, infringement of intellectual property or other legal theories.

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

    Litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. From time to time we have received, and may in the future receive, notice of claims of infringement of other parties' proprietary rights. Such claims could result in costly litigation and could divert management and technical resources. They could also delay product shipment or require us to develop non-infringing technology or enter into royalty or licensing agreements, which agreements may not be available on reasonable terms, or at all.

    Security and privacy breaches could subject us to litigation and liability and deter consumers from using our e-Learning Network. We could become subject to litigation and liability if third parties penetrate security for our hosted e-Learning solutions or otherwise misappropriate our users' confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other technological events or developments could result in compromises or breaches of our security systems. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Furthermore, to the extent that our commercial activities may involve the storage and transmission of proprietary information, such as personal information or credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability.

    The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our customers or content providers, which could disrupt our hosted e-Learning solutions or make them inaccessible to users.

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

    An increase in the traffic or content may strain our systems, and our systems are vulnerable to other technical malfunction. The systems that support our hosted, Internet-delivered e-Learning solutions may be unable to accommodate an increased volume of traffic or additional content. As a result, our systems may experience slower response times or other problems. In addition, we depend on Internet service providers, telecommunications companies and the efficient operation of their computer networks and other computer equipment for the operation and delivery of our hosted e-Learning solutions. Each of these has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any delays in response time or performance problems could cause users to perceive our systems as not functioning properly and therefore not use our e-Learning solutions for their training needs.

    Our business depends on the increasing acceptance and use of the Internet, the lack of which could significantly reduce demand for our products and services. The success of our hosted e-Learning solutions depends on the increased acceptance and use of the Internet, both generally and as a means for the development, purchase and delivery of educational content. To the extent the acceptance and use do not continue to grow at current rates, we may be unable to develop a sufficiently broad base of business customers and our business may suffer. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products. Our business would be seriously harmed if:

  •
  use of the Internet does not continue to increase or increases more slowly than expected;

  •
  the application service provider approach to developing and delivering learning content does not become more widely accepted;

  •
  the technology underlying the Internet does not effectively support future expansion that may occur; or

  •
  governmental regulation of the Internet increases.

    We may not be able to adapt to the rapidly changing Internet technology and evolving industry standards. The e-Learning market is characterized by rapidly changing technologies, frequent new product and service introductions, short development cycles and evolving industry standards. The introduction of new products and services embodying new technologies and the emergence of new industry standards may render our products and services obsolete. Our success depends on our ability to adapt to a rapidly changing landscape and to offer new products and services to address our customers' changing demands. We may experience difficulties that delay or prevent the successful design, development, introduction or marketing of our products and services. To the extent we in fact experience such delays, we may experience difficulty in attracting new customers and may lose existing customers.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

    Market Rate Risk.  The following discussion about our market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

    Interest Rate Risk.  We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents. We minimize risk by investing in financial instruments with a maturity of three months or less. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2000, the fair value of cash and cash equivalents would not change by a material amount.

    Foreign Currency Exchange Risk.  We have foreign currency risk as a result of foreign subsidiary activities. For the year ended December 31, 2000, international revenues from foreign subsidiaries accounted for approximately 6% of total revenues. International sales are made mostly from foreign subsidiaries and are typically denominated in the local currency of each country. All foreign subsidiaries use the local currency as their functional currency.

    Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchanges rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the year ended December 31, 2000 was not material. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements, Supplementary Data, and Financial Statement Schedule

Page
Consolidated Financial Statements:
Independent Auditors' Report	24
Consolidated Balance Sheets as of December 31, 1999 and 2000	25
Consolidated Statements of Operations for the Years Ended December 31, 1998, 1999, and 2000	26
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1999, and 2000	27
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999, and 2000	28
Notes to Consolidated Financial Statements	29

Supplementary Data Schedule (unaudited):
Quarterly Results (Note 14 of Notes to Consolidated Financial Statements)	41

Financial Statement Schedule:
Independent Auditors' Report on Financial Statement Schedule	48
Schedule II. Valuation and Qualifying Accounts	49

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Click2learn.com, Inc.:

We have audited the accompanying consolidated balance sheets of Click2learn.com, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Click2learn.com, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Seattle, Washington
January 31, 2001

CLICK2LEARN.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	December 31,
	1999	2000
Assets
Current assets:
Cash and cash equivalents	$19,481	$15,321
Accounts receivable, net of allowance for returns and doubtful accounts of $945 in 1999 and $962 in 2000	13,717	14,969
Inventories	203	192
Prepaid royalties and licenses	95	237
Receivables from related companies	9	11
Other	2,272	894

Total current assets	35,777	31,624
Property and equipment, net	2,583	2,695
Goodwill and other intangible assets, net	10,475	10,006
Other	571	555

Total assets	$49,406	$44,880

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,146	$2,978
Accrued compensation and benefits	2,382	3,810
Deferred revenue	1,687	1,680
Customer prepayments	591	428
Other	1,153	927

Total current liabilities	7,959	9,823
Other noncurrent liabilities	92	4

Total liabilities	8,051	9,827

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 2,000,000 shares; issued and outstanding no shares in 1999 and 2000	—	—
Common stock, $0.01 par value; authorized 40,000,000 shares, issued and outstanding 16,115,339 shares in 1999 and 17,886,563 shares in 2000	162	180
Additional paid-in capital	217,521	227,766
Accumulated deficit	(175,527)	(192,313)
Deferred stock compensation	(484)	(72)
Accumulated other comprehensive loss	(317)	(508)

Total stockholders' equity	41,355	35,053

Total liabilities and stockholders' equity	$49,406	$44,880

See accompanying notes to Consolidated Financial Statements

CLICK2LEARN.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	1998	1999	2000
Revenue:
Tools	$17,914	$15,312	$8,602
Content services	12,889	13,778	21,461
Platforms	2,549	5,643	12,494

Total revenue	33,352	34,733	42,557

Cost of revenue:
Tools	2,934	3,646	1,821
Content services	10,860	11,174	18,460
Platforms	623	1,258	1,903

Total cost of revenue	14,417	16,078	22,184

Gross margin	18,935	18,656	20,373

Operating expenses:
Research and development	6,113	7,425	9,535
Sales and marketing	14,149	15,977	20,530
General and administrative	5,767	5,227	6,623
Amortization of goodwill	825	888	946

Total operating expenses	26,854	29,517	37,634

Loss from operations	(7,919)	(10,861)	(17,261)

Other income (expense):
Other income (expense)	(18)	3	4
Interest income, net	609	853	981
Equity in losses of affiliate	—	—	(510)
Equity in income from Infomodelers, Inc.	2,169	—	—

Total other income	2,760	856	475

Net loss	$(5,159)	$(10,005)	$(16,786)
Accretion of redemption value of redeemable common stock	(1,370)	—	—
Non cash dividend associated with preferred stock	—	(2,754)	—

Net loss attributable to common stockholders	$(6,529)	$(12,759)	$(16,786)

Net loss per common share, basic and diluted	$(.62)	$(.87)	$(.99)

Weighted average common shares outstanding, basic and diluted	10,599	14,626	16,956

See accompanying notes to Consolidated Financial Statements

CLICK2LEARN.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Preferred Stock Series A
			Class B Stock		Common Stock
							Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Loss
	Shares	Amount	Shares	Amount	Shares	Amount						Total
Balances at December 31, 1997	—	—	4,322,289	$43	6,893,036	$69	$169,369	—	$(161)	$(160,362)	—	$8,958
Stock options exercised	—	—	—	—	484,953	6	874	—	—	—	—	880
Stock compensation	—	—	—	—	2,250	2	961	(736)	—	—	—	227
Amortization of deferred stock compensation	—	—	—	—	—	—	—	156	—	—	—	156
Cancellation of Series 4 Class B stock	—	—	(900)	—	—	—	—	—	—	—	—	—
Cancellation of common stock	—	—	—	—	(4,967)	—	(2)	—	—	—	—	(2)
Common stock issued in acquisitions	—	—	—	—	115,215	1	1,267	—	—	—	—	1,267
Common stock issued in Initial Public Offering net of offering costs of $3,944	—	—	—	—	3,025,000	30	29,301	—	—	—	—	29,331
Conversion of Class B stock to common stock	—	—	(4,321,389)	(43)	3,241,042	32	11	—	—	—	—	—
Conversion of redeemable common stock to common stock	—	—	—	—	191,489	—	1,468	—	—	—	—	1,468
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(5,159)	(5,159)	(5,159)
Translation adjustments	—	—	—	—	—	—	—	—	(116)	—	(116)	(116)

Total comprehensive loss											$(5,275)

Balances at December 31, 1998	—	—	—	—	13,948,018	$140	$203,249	$(580)	$(277)	$(165,522)	—	$37,010
Stock options exercised	—	—	—	—	348,437	4	865	—	—	—	—	869
Amortization of deferred stock compensation	—	—	—	—	—	—	—	96	—	—	—	96
Common stock issued in acquisitions	—	—	—	—	100,000	1	399	—	—	—	—	400
Sale of common stock, net of offering costs of $141	—	—	—	—	428,571	4	2,854	—	—	—	—	2,858
Common stock warrants issued for services	—	—	—	—	—	—	240	—	—	—	—	240
Sale of preferred stock, net of offering costs of $73	10,000	—	—	—	—	—	7,173	—	—	—	—	7,173
Non cash preferred stock dividend	—	—	—	—	—	—	2,754	—	—	—	—	2,754
Conversion of preferred stock, Series A, to common stock	(10,000)	—	—	—	1,290,313	13	(13)	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(10,005)	(10,005)	(10,005)
Translation adjustments	—	—	—	—	—	—	—	—	(40)	—	(40)	(40)

Total comprehensive loss											$(10,045)

Balances at December 31, 1999	—	—	—	—	16,115,339	$162	$217,521	$(484)	$(317)	$(175,527)	—	$41,355
Stock options exercised	—	—	—	—	1,153,386	12	4,692	—	—	—	—	4,704
Amortization of deferred stock compensation	—	—	—	—	—	—	—	71	—	—	—	71
Forfeitures of deferred compensation	—	—	—	—	—	—	341	(341)	—	—	—	—
Sale of common stock and warrants, net of offering costs of $177	—	—	—	—	410,678	4	4,819	—	—	—	—	4,823
Exercise of common stock warrants	—	—	—	—	10,000	—	93	—	—	—	—	93
Common stock sold pursuant to the employee stock purchase plan	—	—	—	—	183,237	2	982	—	—	—	—	984
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(16,786)	(16,786)	(16,786)
Translation adjustments	—	—	—	—	—	—	—	—	(191)	—	(191)	(191)

Total comprehensive loss											$(16,977)

Balances at December 31, 2000	—	—	—	—	17,886,563	$180	$227,766	$(72)	$(508)	$(192,313)		$35,053

See accompanying notes to Consolidated Financial Statements

CLICK2LEARN.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	1998	1999	2000
Cash flows from operating activities:
Net loss	$(5,159)	$(10,005)	$(16,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,662	2,222	2,674
Stock compensation expense	383	96	71
Equity in (income) loss from Infomodelers, Inc. and affiliate	(2,169)	—	510
Changes in assets and liabilities:
Accounts receivable	(477)	(5,776)	(1,939)
Inventories	114	167	11
Prepaid royalties and licenses	13	(29)	(142)
Receivables from related companies	106	(76)	(2)
Other current assets	(558)	(1,192)	1,446
Accounts payable	(1,109)	642	730
Accrued liabilities	(550)	732	1,402
Deferred revenue	(2,242)	286	(6)
Other current liabilities and customer prepayments	(664)	(204)	(411)

Net cash used in operating activities	(10,650)	(13,137)	(12,442)

Cash flows from investing activities:
Purchase of property and equipment	(1,242)	(2,195)	(1,462)
Payments related to acquisitions, net of cash acquired	(155)	(126)	—
Investment in affiliate	—	—	(740)
Sale of Infomodelers, Inc.	2,373	—	—
Sale (purchase) of other assets	187	(185)	159

Net cash (used in) provided by investing activities	1,163	(2,506)	(2,043)

Cash flows from financing activities:
Repayment of notes payable	(843)	(82)	(84)
Payments on long-term debt	(592)	(120)	(4)
Proceeds from exercise of stock options	880	869	4,704
Net proceeds from sale of common and preferred stock and common stock warrants	29,331	12,785	5,900

Net cash provided by financing activities	28,776	13,452	10,516

Effect of foreign exchange rate changes on cash	(116)	(41)	(191)

Net increase (decrease) in cash and cash equivalents	19,172	(2,232)	(4,160)
Cash and cash equivalents at beginning of year	2,541	21,713	19,481

Cash and cash equivalents at end of year	$21,713	$19,481	$15,321

Supplemental disclosure of non cash investing activities:
Non cash acquisition of software			$690
Common stock issued in purchase business combinations	$1,267	$400	$—

See accompanying notes to Consolidated Financial Statements

CLICK2LEARN.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

(1) Summary of Significant Accounting Policies

  (a) Business

    Click2learn.com, Inc. ("Click2learn") is a provider of a comprehensive e-Learning solution that includes learning management and delivery platforms, content creation services and tools, a third party content library, and professional services.

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

  (f) Concentration of Credit and Sales Risk

    Click2learn has a diverse customer base. Click2learn performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. No single customer accounted for greater than 10% of total revenues during the years ended December 31, 1998, 1999, and 2000.

  (g) Inventories

    Inventories are stated at the lower of cost or market. Cost is determined principally using a first-in, first-out cost flow assumption.

  (h) Financial Instruments

    At December 31, 1999 and 2000, the carrying values of financial instruments, such as trade receivables and accounts payable approximated their fair values based on the short-term maturities of these instruments.

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

  (l) Revenue Recognition

    Click2learn recognizes revenue in accordance with Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition, issued by the American Institute of Certified Public Accountants which, as modified, stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based upon the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training, using evidence which is specific to the vendor. If such evidence of fair value for each element does not exist, all revenue from the arrangement is deferred until such time that fair value does exist or until all elements are delivered. Revenue from software licenses are recognized upon shipment provided no significant obligations remain outstanding and collection of the resulting receivable is probable. An allowance for product returns is provided at the time of the sale. Revenue from support agreements is recognized on a straight-line basis over the life of the contract.

    Professional services revenue is recognized from fixed price contracts as services are provided for or by using the percentage-of-completion method of accounting, based on the ratio of costs incurred to the total estimated project cost, for individual fixed-price contracts. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident.

    Revenue from the e-Learning Network includes site fees, hosting, royalties, and content sales. The revenues are determined by individual contracts, one to three years in length, which specify functionality of the site and the commerce conducted on the site. The e-Learning network fees are recognized ratably over the life of the contract. Royalty revenue is recognized as earned. Content revenue is either recognized evenly over the life of the contract for course usage on bundled curriculum courses or recognized at the time of the purchase of individual e-Learning courses. Revenues from tangible goods, including books, videotapes and CD-roms, are recognized at the time of shipment.

    In December 1999, the United States Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which Click2learn adopted in the fourth quarter of 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's view on the application of accounting principles to selected revenue recognition issues. The adoption of SAB 101 did not have a material effect on its consolidated financial statements.

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

  (o) Stock-Based Compensation

    Click2learn has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("Statement 123") and applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its stock-based compensation for employees. Accordingly, Click2learn's stock-based compensation expense for stock option grants to employees is recognized based on the intrinsic value of the option on the date of grant. Recognition of stock-based compensation expense under Statement 123 requires the use of a fair value method to value stock options using option valuation models in its consolidated financial statements. Pro forma disclosure of net loss under Statement 123 is provided in Note 10 to the consolidated financial statements. Click2learn recognizes compensation expense related to fixed awards on a straight line basis over the applicable vesting period.

    In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN No. 44"). FIN No. 44 provides guidance for certain issues arising in the application of Accounting Principals Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. FIN No. 44 was effective July 1, 2000. The adoption of FIN No. 44 did not have a material effect on Click2learn's consolidated financial statements.

  (p) Advertising

    Advertising costs are expensed as incurred and are included in sales and marketing expenses. Advertising expense was $652,000, $694,000, and $564,000 respectively during the years ended December 31, 1998, 1999, and 2000.

  (q) Net Loss Per Share

    Basic net loss per share is computed by dividing the sum of net loss plus accretion of redemption value of redeemable common stock and the non cash preferred stock dividend by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the sum of net loss plus accretion of redemption value of redeemable common stock and the non cash preferred stock dividend by the weighted average number of common and dilutive shares outstanding during the period. As Click2learn had a net loss attributable to common stockholders in each of the periods presented, basic and diluted net loss per share are the same.

    Excluded from the computation of diluted earnings per share for the year ended December 31, 2000 are options to acquire approximately 5,196,433 shares of common stock with a weighted average share price of $9.64 and warrants to purchase 1,797,829 shares of common stock with a weighted average share price of $8.45 because their effects would be anti-dilutive. Excluded from the computation of diluted earnings per share for the years ended December 31, 1998 and 1999 are options to acquire approximately 3,990,190, and 4,745,612 shares, respectively, of common stock with a weighted average exercise price of $5.05 and $5.36, respectively, and in 1999, warrants to purchase 1,426,313 shares of common stock with a weighted average share price of $8.61 because their effects would be anti-dilutive.

  (r) Comprehensive Loss

    Click2learn has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Click2learn has disclosed the comprehensive loss in the consolidated statements of stockholders' equity. Click2learn's total comprehensive loss for the years ended December 31, 1998, 1999, and 2000 was $5,275,000, $10,045,000, and $16,977,000, respectively, and consisted of net loss and foreign currency translation adjustments. The tax effects on the foreign currency translation adjustments were not significant.

  (s) New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Statement 133 is effective for fiscal years beginning January 1, 2001. The adoption of Statement 133 did not have a material impact on Click2learn's consolidated financial statements.

  (t) Reclassifications

    Certain reclassifications were made to the 1998 and 1999 consolidated financial statements to conform with the 2000 presentation.

(2) Inventories

    Inventories consist of the following:

	December 31,
	1999	2000
Raw materials	$175	$167
Finished goods	28	25

	$203	$192

(3) Property and Equipment

    Property and equipment consists of the following:

	December 31,
	1999	2000
Leasehold improvements	$596	$636
Computer equipment and software	7,240	8,376
Furniture and fixtures	1,023	1,139

	8,859	10,151
Less accumulated depreciation and amortization	6,276	7,456

	$2,583	$2,695

(4) Goodwill and Other Intangible Assets

    Goodwill and other intangible assets consists of the following:

	December 31,
	1999	2000
Goodwill	$11,128	$11,379
Other intangible assets, primarily acquired software	2,925	3,700

	14,053	15,079
Less accumulated amortization	3,578	5,073

	$10,475	$10,006

    During 2000, Click2learn acquired software valued at $690,000 for use in its e-Learning Network in exchange for certain software licenses and support services. Revenue of $590,000 and deferred revenue of $100,000, related to technical support, were recorded at the time of the transaction. Click2learn determined the amount of the transaction based upon values established through cash transactions involving similar products and services.

(5) Leases

    Click2learn leases office space under noncancelable operating leases expiring through 2005. Future minimum lease payments under noncancelable operating leases with terms in excess of one year are as follows (in thousands):

Years ending December 31:
2001	$1,981
2002	1,883
2003	1,445
2004	343
2005	190
Thereafter	160

Total minimum lease payments	$6,002

    Rent expense under operating leases approximated $1,989,000, $1,887,000, and $2,057,000 during the years ended December 31, 1998, 1999, and 2000, respectively.

(6) Income Taxes

    Income (loss) before income taxes consists of the following:

	Year Ended December 31,
	1998	1999	2000
	(In thousands)
U.S	$(3,846)	$(8,345)	$(15,130)
Foreign	(1,313)	(1,660)	(1,656)

Total loss before income taxes	$(5,159)	$(10,005)	$(16,786)

    Click2learn's income tax benefit differs from the expected income tax benefit computed by applying the U.S. federal statutory rate of 34% to net loss before income taxes as follows:

	Year Ended December 31,
	1998	1999	2000
	(In thousands)
Income tax benefit at statutory rate of 34%	$(1,754)	$(3,402)	$(5,707)
Losses producing no current tax benefit	1,438	3,067	5,328
Other, net	316	335	379

Total provision for income taxes	$—	$—	$—

    As of December 31, 2000, Click2learn had federal net operating loss (NOL) carryforwards and research and development (R&D) tax credit carryforwards, substantially all of which relate to the U.S., available to offset future taxable income, whose expiration dates approximated the following:

	NOL	R&D
	(In thousands)
2001	$833	$—
From 2002 through 2010	119,476	929
From 2011 through 2021	79,054	2,696

	$199,363	$3,625

    Click2learn's ability to utilize NOL carryforwards is limited due to the change in ownership, as defined in the Internal Revenue Code, which occurred at the time of Click2learn's initial public offering.

    Deferred income tax assets consist of the following:

	December 31,
	1999	2000
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$61,805	$67,805
Research and development tax credit carryforwards	3,558	3,625
Provisions for credit and sales returns allowances	324	322
Other provisions and expenses not currently deductible	480	630

	66,167	72,382
Valuation allowance for deferred tax assets	(66,167)	(72,382)

Net deferred tax assets	$—	$—

    For financial reporting purposes, the deferred tax assets valuation allowance has been established due to the uncertainty of the realization of the deferred tax assets. The valuation allowance increased $465,000, $3,190,000, and $6,215,000 in the years ended December 31, 1998, 1999 and 2000, respectively.

(7) Related-Party Transactions

    In March 1998, Click2learn entered into a Directed Engineering Agreement (the "Engineering Agreement") with Vulcan Northwest Inc., d/b/a APEX Online Learning, an entity controlled by Click2learn's significant stockholder pursuant to which Click2learn has agreed to develop customized extensions of its Librarian product on a best efforts basis. The terms of the Engineering Agreement are similar to those of other custom development arrangements which Click2learn has entered into with other third parties. Pursuant to the terms of the Engineering Agreement, Click2learn will retain all intellectual property rights to these extensions. Revenue is recognized based upon the percentage of completion method. Under the Engineering Agreement, Click2learn recognized revenue of $415,000, $171,000, and $0 in the years ended December 31, 1998, 1999, and 2000.

    In August 1999, Click2learn entered into a three year Co-branding and Marketing Agreement ("the Marketing Agreement") with Go2Net, Inc. ("Go2Net"), at the time a 5% stockholder in Click2learn and an entity in which Click2learn's significant stockholder had a significant interest. The agreement did not generate significant revenues and as a result, Click2learn and Go2Net modified the Marketing Agreement and accelerated all remaining liabilities resulting in a $2.1 million one time charge in 2000. The contract was terminated on November 30, 2000.

    In April 2000, Click2learn entered into a Master Software Development Agreement with Vulcan Northwest, Inc., an entity controlled by Click2learn's significant stockholder, to provide consulting and e-Learning custom content development. The terms of the Agreement are similar to those of other custom development arrangements that Click2learn has entered into with other third parties. Revenue is recognized by using the percentage of completion method of accounting. Click2learn recognized revenue of $253,000 in the year ended December 31, 2000.

    In May 2000, Click2learn entered into a Master Software Development Agreement with Digeo Inc. ("Digeo"), an entity controlled by Click2learn's significant stockholder, to provide consulting and e-Learning custom content development. The terms of the Agreement are similar to those of other custom development arrangements that Click2learn has entered into with other third parties. Revenue is recognized as the services are provided on a time and materials basis. Click2learn recognized revenue of $243,000 in the year ended December 31, 2000.

(8) Acquisitions

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

    The following transactions were accounted for as purchases and accordingly, the results of operating are included from the acquisition dates:

  Strategic Systems Associates, Inc. ("SSA")

    In May 1998, Click2learn acquired SSA, an Illinois-based provider of custom development and consulting services for the online learning market. The purchase price consisted of 102,000 shares of common stock valued at $1,100,000. Goodwill of $1,700,000 was recorded.

  Pixelmedia Visual Communications, Inc. ("Pixelmedia")

    In July 1999, Click2learn acquired Pixelmedia, an online learning development firm based in Richmond, British Columbia. Click2learn issued 100,000 shares of Common Stock valued at $400,000, and paid approximately $500,000 to acquire all of the issued and outstanding Pixelmedia capital stock and to repay debt owed by Pixelmedia to its principal shareholders. Click2learn recorded $901,788 of goodwill associated with the acquisition.

(9) Impairment of Assets and Restructurings

    During the year ended December 31, 1998, Click2learn recognized equity in income of Infomodelers of $2,169,000. Click2learn owned approximately 28% of the outstanding voting stock of Infomodelers during the year presented and accounted for its investment in Infomodelers using the equity method of accounting.

    In February 1998, Infomodelers sold substantially all of its assets to Visio Corporation, a publicly traded company, in exchange for Visio Corporation common stock. In connection with this transaction

Click2learn included in equity in earnings of Infomodelers approximately $2.2 million. This represents its share of the gain which Infomodelers realized on this transaction. In March 1998, Click2learn sold to its principal stockholder Infomodelers shares with the aggregate book value of $2.4 million for cash of $2.4 million.

(10) Stockholder's Equity

  (a) Class B Stock

    On June 12, 1985, at the time of Click2learn's initial public offering (IPO), each outstanding share of the Class B Stock was converted into approximately 0.75 shares of common stock.

  (b) Preferred Stock

    On October 6, 1999, Click2learn sold 6,000 shares of Series A Convertible Preferred Stock ("Series A Stock") to Marshall Capital Management, Inc. ("Marshall Capital") and sold 4,000 shares of Series A Stock to Vulcan Ventures, Inc. ("Vulcan Ventures"), a company controlled by Click2learn's principal stockholder, for a total purchase price of $10,000,000 in connection with a securities purchase agreement dated September 30, 1999. On November 1, 1999, the Series A Stock held by Marshall Capital converted into 774,193 shares of common stock and the Series A Stock held by Vulcan Ventures converted into 516,120 shares of common stock at a conversion price of $7.75 per share.

  (c) Common Stock

    On August 18, 1999, Click2learn sold 428,571 shares of common stock to Go2Net for an aggregate purchase price of $3 million, which includes the cost of warrants allocated to services provided under the Marketing Agreement. Click2learn also issued warrants to Go2Net for the purchase of 428,571 shares of common stock at an exercise price of $7.00 per share. A portion of the fair value of the warrants was allocated to the Marketing Agreement and was being amortized over the term of the Agreement. The fair value of these warrants was determined using the Black Scholes option pricing model and substantially the same assumptions as discussed in the following paragraph. The warrants were all outstanding at December 31, 2000 and expire on August 18, 2004.

    On October 6, 1999, in connection with the purchase of the Series A Stock, Click2learn issued Marshall Capital warrants for the purchase of 580,646 shares of common stock and Vulcan Ventures warrants for the purchase of 387,096 shares of common stock at an exercise price of $9.30 per share. Click2learn allocated approximately $3.4 million of the proceeds to the warrants using the Black-Scholes option pricing model with the following assumptions: (1) the stock price at the date of the securities purchase agreement, (2) the exercise price, (3) a five-year life of the warrants, (4) no dividends, (5) risk-free interest rate of 5.0%, and (6) a volatility of approximately 60%. Because the fair value of the preferred stock and common stock warrants issued exceeded the proceeds received, Click2learn recorded a non-cash dividend associated with the preferred stock of $2.8 million. These warrants were outstanding at December 31, 2000. Alpine Capital Partners, Inc. received warrants for the purchase of 30,000 shares of commons stock at an exercise price of $9.30 as a finder's fee. Warrants for 20,000 shares of common stock, which expire on October 6, 2004, were outstanding at December 31, 2000.

    On December 12, 2000, Click2learn sold 410,678 shares of common stock to Marshall Capital for an aggregate purchase price of $5 million. In connection with the purchase of common stock, Click2learn issued warrants for the purchase of 205,339 shares of common stock at an exercise price of $14.61 per share. The warrants were all outstanding as of December 31, 2000 and expire on

December 12, 2005. In addition, Click2learn issued Marshall Capital warrants for the purchase of up to 176,177 shares of common stock at an exercise price of .01 which would be exercisable if the price of Click2learn's common stock declined between the closing of the purchase and the effective date of a related registration statement. The number of shares with respect to which this warrant would become exercisable was determined by the change in Click2learn's stock price. On January 19, 2001, Marshall Capital exercised the warrants for nominal additional consideration and received 74,759 additional and the warrants for the remaining 101,418 shares expired on January 20, 2001.

  (d) Stock Option Plan

    Click2learn has adopted stock option plans (the "Plans") that provide for the issuance of nonqualified and incentive stock options to officers, employees, consultants, and directors to acquire up to 8,477,073 shares of common stock. The Compensation Committee determines the terms and conditions of options granted under the Plans, including the exercise price. The exercise price for incentive stock options shall not be less than the fair market value at the date of grant, and the options expire ten years from the date of grant. Option grants generally vest at 25% after the first year and ratably each month for the next three years. When options are issued at less than fair market value, compensation expense is recorded. All canceled options revert back to the option pool.

    Under APB 25, because the exercise price of Click2learn's employee stock options generally equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Had stock compensation expense for Click2learn's stock option plan been determined based on the fair value methodology under Statement 123, Click2learn's net loss would have increased to the pro forma amounts as follows:

	Year Ended December 31,
	1998	1999	2000
	(In thousands)
Net loss:
As reported	$(5,159)	$(10,005)	$(16,786)
Pro forma	$(6,594)	$(12,778)	$(23,208)
Basic and diluted net loss per share:
As reported	$(.62)	$(.87)	$(.99)
Pro forma	$(.75)	$(1.05)	$(1.37)

    Prior to the IPO, the fair value for the options was estimated at the date of grant using the minimum value method that takes into account (1) the stock price at the grant date, (2) the exercise price, (3) a five-year expected life of the options, (4) no dividends, and (5) a risk-free interest rate of 6.0% during 1998. After the IPO, the fair value for the options granted was estimated using the Black-Scholes option pricing model using the above assumptions and a volatility of 84% in 1998, 60% in 1999, and 74% in 2000 and a risk free interest rate of 6% during 1998, 5.5% during 1999, and 5.3% during 2000. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on pro forma income or loss for future years because the amounts above include only the amortization for the fair value of the 1998, 1999, and 2000 grants.

    The weighted-average fair value of stock options granted in 1998, 1999, and 2000 was $3.25, $3.54, and $9.44 per option, respectively.

    A summary of Click2learn's stock option activity is as follows:

		Outstanding Options
	Shares available for grant	Number of shares	Weighted average exercise price
Balances at December 31, 1997	444,194	3,389,835	3.46
Increase in shares available for grant	1,687,500	—	—
Options granted	(1,597,579)	1,597,579	7.86
Options exercised	—	(484,953)	1.62
Options canceled	512,271	(512,271)	6.49

Balances at December 31, 1998	1,046,386	3,990,190	5.05
Increase in shares available for grant	1,000,000	—	—
Options granted	(1,857,343)	1,857,343	6.26
Options exercised	—	(348,437)	2.51
Options canceled	753,484	(753,484)	7.29

Balances at December 31, 1999	942,527	4,745,612	5.36
Increase in shares available for grant	1,500,000	—	—
Options granted	(2,458,437)	2,458,437	14.67
Options exercised	—	(1,153,386)	4.03
Options canceled	854,230	(854,230)	7.84

Balances at December 31, 2000	838,320	5,196,433	9.64

    The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2000:

Range of Exercise Prices	Number Outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise prices
$1.55 - $4.19	934,050	5.76 years	$2.32	767,741	$1.96
4.63 - 6.31	968,774	7.42 years	5.57	601,251	5.71
6.38 - 9.00	879,621	8.34 years	8.24	445,339	8.13
9.50 - 13.25	924,946	9.05 years	12.16	126,383	11.08
13.44 - 16.50	899,684	9.50 years	15.21	6,250	13.94
16.63 - 19.94	589,358	9.47 years	17.57	11,087	17.86

	5,196,433	8.16 years	9.64	1,958,051	5.23

(11) Benefit Plans

    Click2learn has a Retirement Savings Plan to provide for voluntary salary deferral contributions on a pretax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. To date, Click2learn has made no contributions.

    Click2learn's 1999 Employee Stock Purchase Plan ("ESPP") was adopted by Click2learn's Board of Directors March 24, 1999, and approved by the stockholders on May 25, 1999. The ESPP authorizes the issuance of a maximum of 450,000 shares of common stock annually for a term of ten years and is administered by Click2learn's Compensation Committee. All eligible employees can elect to have deducted from 1% to 10% of their total compensation up to $25,000 per year. The purchase price shall be the lesser of 85% of the fair value of the stock on the offering date or the purchase date. No shares were issued in 1999 and 183,237 were issued in 2000.

(12) Litigation

    In 1996, a complaint seeking unspecified damages was filed against Click2learn alleging that Click2learn's ToolBook and Multimedia ToolBook products infringe a patent. Click2learn has received an opinion from counsel that the products do not infringe this patent and that the patent is invalid. The action is still in the discovery stage. Although Click2learn does not believe that the resolution of this litigation will have a material impact on its financial position and results of operations, it is possible that the outcome will result in a loss to Click2learn. Click2learn intends to vigorously defend this action.

(13) Segment Information

    During most of 2000, Click2learn had two reportable segments, enterprise and electronic commerce. The enterprise segment included revenues and cost of revenues from software licenses and professional services which include consulting, custom development of e-Learning courses, implementation, training and technical support for Ingenium and ToolBook II. The electronic commerce segment included revenues and cost of revenues from our e-Learning Network: professional services, royalties, and hosting.

    During the fourth quarter of 2000, the Click2learn reorganized its internal reporting along similar products and services and now includes three reportable segments: tools, content and platforms. Tools include software licenses and technical support and training for ToolBook II and other products. Content includes custom development of e-Learning courses, consulting, licensing and fees for ReDS, and royalties. Platforms includes software licenses, subscription and hosting fees, implementation, and training and support for Ingenium and the e-Learning Network. Amounts presented for 1998 and 1999 have been restated to confirm to 2000 presentation.

    The Click2learn's operating committee which includes its Chief Executive Office, Chief Operating Officer, and Chief Financial Officer has been identified as the Chief Operating Decision Maker (CODM) as it assesses the performance of the business units and decides how to allocate resources to the business units. Segment income is the measure of profit and loss that the CODM uses to assess performance and make decisions. Segment income represents revenues less cost of revenues incurred within the operating segments as presented in Click2learn's consolidated statements of operations. Click2learn does not allocate operating expenses including research and development, sales and marketing, general and administrative, or amortization of goodwill to its operating segments. In addition, other income (expense) are also not allocated to operating segments.

    There are no intersegment revenues. Click2learn's CODM does not review total assets or depreciation and amortization by operating segment. The accounting policies for reported segments are the same as Click2learn as a whole.

Geographic Information:

	Year Ended December 31,
	1998	1999	2000
Revenue:
Domestic	$29,527	$29,308	$39,857
International—primarily Europe	3,825	5,425	2,700

	$33,352	$34,733	$42,557

    Revenues are attributed to geographic areas based on the location of the customers.

	December 31,
	1999	2000
Long-lived assets:
Domestic operations	$11,640	$10,979
International operations—primarily Europe	220	300

	$11,860	$11,279

    Long-lived assets represents property, plant and equipment and goodwill, net of accumulated depreciation and amortization.

(14) Unaudited Quarterly Financial Information

	For the Quarter Ended
	March 31, 1999	June 30, 1999	Sept. 30, 1999	Dec. 31, 1999
Total revenues	$7,460	$8,551	$9,089	$9,633
Gross margins	3,870	4,713	4,847	5,226
Operating loss	(2,645)	(2,204)	(2,506)	(3,506)
Net income (loss)	(2,406)	(2,003)	(2,370)	(3,226)
Net loss attributable to common stockholders	(2,406)	(2,003)	(2,370)	(5,980)
Net loss per common share, basic and diluted	(.17)	(.14)	(.16)	(.37)
	For the Quarter Ended
	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000
Total revenues	$9,883	$10,413	$11,067	$11,194
Gross margins	5,046	5,245	5,492	4,590
Operating loss	(3,626)	(3,337)	(5,510)	(4,787)
Net loss	(3,349)	(3,239)	(5,440)	(4,757)
Net loss per common share, basic and diluted	(.20)	(.19)	(.32)	(.27)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

    The information required by this Item is incorporated by reference to the information in the definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on May 30, 2001.

Item 11. Executive Compensation

    The information required by this Item is incorporated by reference to the information in the definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on May 30, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this Item is incorporated by reference to the information in the definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on May 30, 2001.

Item 13. Certain Relationships and Related Transactions

    The information required by this Item is incorporated by reference to the information in the definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on May 30, 2001.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements

      Financial statements filed as part of this report are listed in the index on page 23.

  (2)
  Financial Statement Schedules

      Financial statement schedules filed as part of this report are listed in the index on page 23.

      All other schedules are omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or notes thereto.

  (3)
  Exhibits

      See Index to Exhibits

(b) (1) Reports on Form 8-K

    A report on Form 8-K was filed on December 12, 2000 reporting the entry into the Securities Purchase Agreement for the purchase of common stock and the grant of warrants to Marshall Capital Management, Inc. and the related Registration Rights Agreement. No financial statements were filed with the Form 8-K.

(c) Index to Exhibits

    The following Exhibits are attached to this Annual Report on Form 10-K:

Exhibit Number	Exhibit Title
3.01	Amended and Restated Certificate of Incorporation of Click2learn.(1)
3.02	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of Click2learn filed on October 5, 1999.(2)
3.03	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Click2learn filed on November 23, 1999. (3)
3.04	Bylaws of Click2learn.(1)
4.01	Form of Specimen Stock Certificate for Click2learn's Common Stock.(3)
4.02	Securities Purchase Agreement dated as of August 18, 1999 by and between Click2learn and Go2Net, Inc.(4)
4.03	Common Stock Purchase Warrant dated as of August 16, 1999 from Click2learn to Go2Net, Inc.(4)
4.04	Securities Purchase Agreement dated as of October 6, 1999 by and between Click2learn, Marshall Capital Management, Inc. and Vulcan Ventures, Inc.(2)
4.05	Registration Rights Agreement dated as of October 6, 1999 by and between Click2learn, Marshall Capital Management, Inc. and Vulcan Ventures, Inc.(2)
4.06	Form of Warrant to Purchase Common Stock dated as of October 6, 1999 from Click2learn to Marshall Capital Management, Inc., Vulcan Ventures, Inc. and Alpine Capital Partners, Inc.(2)
4.07	Securities Purchase Agreement dated as of December 8, 2000 by and between Click2learn and Marshall Capital Management, Inc.(5)
4.08	Registration Rights Agreement dated as of December 8, 2000 by and between Click2learn and Marshall Capital Management, Inc.(5)
4.09	Series A Warrant to Purchase Common Stock dated as of December 12, 2000 by and between Click2learn and Marshall Capital Management, Inc.(5)
4.10	Series B Warrant to Purchase Common Stock dated as of December 12, 2000 by and between Click2learn and Marshall Capital Management, Inc.(5)
10.01	Form of Indemnification Agreement entered into by Click2learn with each of its directors and executive officers.(2)
10.02	Click2learn's 1995 Combined Incentive and Nonqualified Stock option Plan and related documents.(2)
10.03	Click2learn's 1998 Directors Stock Option Plan and related documents.(2)
10.04	Click2learn's 1998 Equity Incentive Plan and related documents.(2)
10.05	Click2learn's 1999 Employee Stock Purchase Plan and related documents.(6)
10.06	Lease Agreement, dated as of May 24. 1991, by and between Click2learn and Dean Witter Realty Income Partnership II, L.P. and amendments thereto.(2)(7)
10.07	Employment Agreement dated as of January 19, 2000 by and between Click2learn and Kevin Oakes.(8)
21.01	Subsidiaries of Click2learn.
23.01	Consent of KPMG LLP.

    Notes to Exhibit List:

  (1)
  Incorporated herein by reference to Click2learn's Registration Statement on Form S-1 (Registration no. 333-49037), as amended.

  (2)
  Incorporated herein by reference to Click2learn's Registration Statement on Form S-3 (Registration no. 333-89615).

  (3)
  Incorporated herein by reference to Click2learn's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

  (4)
  Incorporated herein by reference to Click2learn's Registration Statement on Form S-3 (Registration no. 333-87425).

  (5)
  Incorporated herein by reference to Click2learn's Current Report of Form 8-K filed with the Securities and Exchange Commission on December 12, 2000.

  (6)
  Incorporated herein by reference to Click2learn's Registration Statement on Form S-8 (Registration no. 333-83759).

  (7)
  Incorporated herein by reference to Click2learn's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

  (8)
  Incorporated by reference to Click2learn's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

(c)
Not applicable

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Click2learn has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICK2LEARN.COM, INC.

March 29, 2001	/S/ JOHN D. ATHERLY

DATE	JOHN D. ATHERLY Vice President, Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)

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

March 29, 2001	/s/ Bert Kolde

Date	Bert Kolde, Chairman of the Board
March 29, 2001	/s/ James A Billmaier

Date	James A Billmaier, Vice Chairman and Director
March 29, 2001	/s/ Kevin Oakes

Date	Kevin Oakes, President and Chief Executive Officer and Director
March 29, 2001	/s/ Joseph DiNucci

Date	Joseph DiNucci, Director
March 29, 2001	/s/ Shelley Harrison

Date	Shelley Harrison, Ph.D., Director
March 29, 2001	/s/ Sally Narodick

Date	Sally Narodick, Director
March 29, 2001	/s/ Ronald S. Posner

Date	Ronald S. Posner, Director
March 29, 2001	/s/ Jonathan D. Klein

Date	Jonathan D. Klein, Director

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Click2learn.com, Inc.:

    Under date of January 31, 2001, we reported on the consolidated balance sheets of Click2learn.com, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in the 2000 Annual Report on Form 10-K of Click2learn.com, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Seattle, Washington
January 31, 2001

SCHEDULE II.

    CLICK2LEARN.COM, INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2000, 1999, and 1998
(In thousands)

	Balance at Beginning of Year	Charge to Other Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2000:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$945	863	846	$962
Year ended December 31, 1999:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$1,397	$275	$727	$945
Year ended December 31, 1998:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$1,148	$1,564	$1,315	$1,397

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
INDEX
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Securities Holders
PART II
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES