Form 10-Q
period 2001-03-31
CLICK2LEARN COM INC
filed 2001-05-15
CIK 1052327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-24289

CLICK2LEARN.COM, INC.
(Exact name of registrant as specified in its chapter)

Delaware	91-1276003
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

110-110th Avenue NE, Bellevue, Washington       98004
(Address of principal executive offices)   (Zip Code)

(425) 462-0501
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒                                         No☐

The number of shares outstanding of the issuer’s Common Stock, par value $0.01, as of March 31, 2001 was 18,124,974 shares.

CLICK2LEARN.COM, INC.

FORM 10 –Q

For the Quarter Ended March 31, 2001

CLICK2LEARN.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands)

	March 31, 2001	December 31, 2000

Assets

Current assets:
Cash and cash equivalents	$9,591	$15,321
Accounts receivable, net of allowance for returns and doubtful accounts of $1,009 in 2001 and $962 in 2000	16,394	14,969
Inventories	160	192
Prepaid royalties and licenses	207	237
Receivables from related companies	11	11
Other	1,370	894
Total current assets	27,733	31,624
Property and equipment, net	2,551	2,695
Goodwill and other intangible assets, net	9,621	10,006
Other	1,098	555
Total assets	$41,003	$44,880

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,910	$2,978
Accrued compensation and benefits	3,730	3,810
Deferred revenue	2,065	1,680
Customer prepayments	341	428
Other	829	927
Total current liabilities	9,875	9,823
Other noncurrent liabilities	-	4
Total liabilities	9,875	9,827

Stockholders’ equity:
Preferred stock	-	-
Common stock	182	180
Additional paid-in capital	228,380	227,766
Accumulated deficit	(196,729)	(192,313)
Deferred stock compensation	(56)	(72)
Accumulated other comprehensive loss	(649)	(508)
Total stockholders’ equity	31,128	35,053
Total liabilities and stockholders’ equity	$41,003	$44,880

See accompanying notes to Condensed Consolidated Financial Statements

CLICK2LEARN.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three months ended March 31,

	2001	2000

Revenue:
Tools	$2,021	$2,574
Content services	5,628	4,216
Platforms	3,006	3,093
Total revenue	10,655	9,883

Cost of revenue:
Tools	486	557
Content services	5,130	3,819
Platforms	655	461
Total cost of revenue	6,271	4,837

Gross margin	4,384	5,046

Operating expenses:
Research and development	2,340	2,451
Sales and marketing	4,656	4,537
General and administrative	1,637	1,448
Amortization of goodwill	239	236
Total operating expenses	8,872	8,672
Loss from operations	(4,888)	(3,626)
Other income, net	172	277
Equity in losses of affiliate	(100)	-
Net loss	$(4,416)	$(3,349)

Net loss per share, basic and diluted	$(0.24)	$(0.20)
Weighted average common shares outstanding, basic and diluted	18,044	16,417

See accompanying notes to Condensed Consolidated Financial Statements

CLICK2LEARN.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Three Months Ended March 31,
	2001	2000

Cash flows from operating activities:
Net loss	$(4,416)	$(3,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	705	589
Write-off property and equipment	-	1
Stock compensation expense	16	20
Loss on affiliate	100	-
Changes in assets and liabilities:
Accounts receivable	(1,426)	368
Inventories	32	(4)
Prepaid royalties and licenses	30	(99)
Receivables from related companies	-	(59)
Other current assets	(477)	148
Accounts payable	(68)	(214)
Accrued liabilities	(79)	574
Deferred revenue	385	(200)
Other current liabilities	(184)	(218)
Net cash used in operating activities	(5,382)	(2,443)

Cash flows from investing activities:
Purchase of property and equipment	(176)	(222)
Investment in Click2learn Japan KK	(639)	-
Sale (purchase) of other assets	(4)	98
Net cash used in investing activities	(819)	(124)

Cash flows from financing activities:
Proceeds of notes payable	-	71
Payments on long-term debt	(4)	-
Proceeds from exercise of stock options	45	1,907
Proceeds from sale of common stock and common stock warrants	572	396
Net cash provided by financing activities	613	2,374
Effect of foreign exchange rate changes	(142)	(67)
Net decrease in cash and cash equivalents	(5,730)	(260)
Cash and cash equivalents at beginning of period	15,321	19,481
Cash and cash equivalents at end of period	$9,591	$19,221

See accompanying notes to Condensed Consolidated Financial Statements

CLICK2LEARN.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001 AND 2000

Unaudited Interim Financial Information

             The accompanying unaudited condensed consolidated financial statements of Click2learn.com, Inc. (“Click2learn”) include the accounts of Click2learn and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated in consolidation. These statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.  These condensed consolidated financial statements and notes should be read in conjunction with Click2learn’s audited consolidated financial statements included in Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full fiscal year.  Factors that may affect such operating results, include, but are not limited to, those discussed in “Factors That May Affect Future Results of Operations”.

Net Loss Per Share

             Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the net loss by the weighted average number of common and dilutive shares outstanding during the period. As Click2learn had a net loss in each of the periods presented basic and diluted net loss per share are the same.

             Excluded from the computation of diluted earnings per share for the three months ended March 31, 2001 are options to acquire approximately 5,637,373 shares of common stock with a weighted average exercise price of $8.60 and warrants to purchase 1,797,829 shares of common stock with a weighted average exercise price of $8.45 because their effects would be anti-dilutive. Options to acquire approximately 4,661,455 shares of common stock with a weighted average exercise price of $6.87 and warrants to purchase 1,426,313 shares of common stock with a weighted exercise share price of $8.61 have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2000 because their effects would be anti-dilutive.

Revenue Recognition

             Click2learn recognizes revenue in accordance with Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, which, as modified, stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based upon the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training, using evidence which is specific to the vendor.  If such evidence of fair value for each element does not exist, all revenue from the arrangement is deferred until such time that fair value does exist or until all elements are delivered.  Revenue from software licenses is recognized upon shipment provided no significant obligations remain outstanding and collection of the resulting receivable is probable.  An allowance for returns is provided at the time of the sale.  Revenue from support agreements is recognized on a straight-line basis over the life of the contract.

             Professional services revenue is recognized from fixed price contracts as services are provided or by using the percentage-of-completion method of accounting, based on the ratio of costs incurred to the total estimated project cost, for individual fixed-price contracts.  Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident.

             Revenue from the e-Learning Network includes site fees, hosting, royalties, and content sales. The revenues are determined by individual contracts, one to three years in length, which specify functionality of the site and the commerce conducted on the site. The e-Learning Network fees are recognized ratably over the life of the contract.  Royalty revenue is recognized as earned. Content revenue is either recognized evenly over the life of the contract for course usage on bundled curriculum courses or recognized at the time of the purchase of individual e-Learning courses.   Revenues from tangible goods, including books, videotapes and CD-ROMs are recognized at the time of shipment.

Comprehensive Loss

             The following table sets forth the components of comprehensive loss for the periods presented below:

	Three Months Ended March 31,

	2001	2000
Net loss	$(4,416)	$(3,349)
Foreign currency translation adjustment	6	(67)
Total comprehensive loss	$(4,410)	$(3,416)

Derivative Financial Instruments

             Effective January 1, 2001, Click2learn adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).  The adoption of SFAS 133 did not impact the Click2learn’s consolidated financial statements as of January 1, 2001.

             SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value.  Changes in the fair value of derivatives are recorded each period in current results of operations or other comprehensive income (loss) depending on whether a derivative is designated as part of a hedge transaction, and if so, the type of risk being hedged.

             For a derivative designated as a fair value hedge, the gain or loss of the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in results of operations.  For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into results of operations when the hedged exposure affects results of operations.  The ineffective portion of the gain or loss of a cash flow hedge is recognized immediately in results of operations.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in results of operations in the period of change.

             Click2learn had no derivative financial instruments outstanding at March 31, 2001.

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

             During the fourth quarter of 2000, Click2learn reorganized its internal reporting along similar products and services and now includes three reportable segments:  tools, content services and platforms.  Amounts presented for the three months ended March 31, 2000 have been restated to conform to current presentation.

             Click2learn has three reportable segments: tools, content services and platforms.  Tools include software licenses and technical support and training for ToolBook II and other products.  Content services includes custom development of e-Learning courses, consulting, licensing and fees for the Rapid e-Learning Development System, and royalties.  Platforms includes software licenses, subscription and hosting fees, implementation, and training and support for Ingenium and the e-Learning Network.

             Click2learn’s operating committee which includes its Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer has been identified as the Chief Operating Decision Maker (“CODM”) as it assesses the performance of the business units and decides how to allocate resources to the business units.  Segment income is the measure of profit and loss that the CODM uses to assess performance and make decisions.  Segment income represents revenues less cost of revenues incurred within the operating segments as presented in Click2learn’s consolidated statements of operations.  Click2learn does not allocate operating expenses including research and development, sales and marketing, general and administrative, or amortization of goodwill to its operating segments.  In addition, other income (expense) are also not allocated to operating segments.

             There are no intersegment revenues.  Click2learn’s CODM does not review total assets or depreciation and amortization by operating segment.  The accounting policies for reported segments are the same as Click2learn as a whole.

Geographic Information

	For the Three Months Ended March 31,
	2001	2000
Revenue:

Domestic	$9,605	$8,956
International – primarily Europe	1,050	927
	$10,655	$9,883

Revenues are attributed to geographic areas based on the location of the customers.

	For the Three Months Ended March 31,
	2001	2000
Long-lived assets:
Domestic operations	$10,630	$11,341
International operations – primarily Europe	266	288
	$10,896	$11,629

Long-lived assets  represents property, plant and equipment and goodwill, net of accumulated depreciation and amortization.

Subsequent Event

             Subsequent to March 31, 2001, Click2learn acquired IntelliPrep Technologies, Incorporated, a provider of technology for personalized learning, for common stock and options valued at approximately $4 million in a transaction that will be accounted for under the purchase method of accounting.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The following discussion of the financial condition and results of operations of Click2learn should be read in conjunction with Click2learn’s Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Report. This Report contains forward-looking statements that involve risks and uncertainties. Click2learn’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Factors that May Affect Future Results of Operations.”

Overview

             The e-Learning market is made up of three distinct categories: content, services and delivery.  Content represents off-the-shelf titles that provide training on a variety of general topics and customer specific content that must be custom developed.  Services represent the outsourcing of e-Learning content development, implementation or consulting to third parties and delivery refers to the technology to host, deploy, manage and track e-Learning users and content.

             Click2learn has developed leading technology that addresses the delivery, management and the creation of e-Learning content.  Complementing this technology is our service organization dedicated to consulting with clients on e-Learning solutions, the development of client-specific e-Learning content as well as the implementation of delivery and content creation systems. Combined, we sell and market these offerings as solutions that enable organizations to take advantage of the many benefits of e-Learning.

             Our e-Learning solutions focus on the needs of two primary markets: organizations seeking to increase their effectiveness and gain a competitive advantage by providing relevant and up-to-date knowledge when and where it is needed throughout the extended enterprise, and organizations seeking to use e-Learning to develop new lines of business or sources of revenue by leveraging existing intellectual capital or product lines.  For simplicity, we refer to these two markets as “corporate solutions” and “commercial solutions” although customers of these solutions are not limited to corporations or commercial entities.

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

             Platforms include software licenses, subscription and hosting fees, implementation, customization, training and support related to our Ingenium learning management system and e-Learning Network.  Ingenium is a highly scalable skills and competency based system that manages traditional instructor lead training as well as e-Learning courses and can be installed on a client’s server or hosted by Click2learn.  The e-Learning Network is a robust Internet based system that manages the delivery of courses and e-commerce associated with commercial e-Learning implementations through an ASP environment.

             Content Services revenues are derived from the creation of custom e-Learning courses, consulting, licenses and hosting fees for the Rapid e-Learning Development System (“ReDS”) and sales of third party off the shelf content. ReDS is our advanced content development technology designed for use by teams of content developers to create learning objects, large e-Learning courses and curriculum in a collaborative environment with our clients.

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

Results of Operations

             The following table presents Click2learn’s results of operations as a percentage of total revenue for the periods indicated.

	Three MonthsEnded March31,
	2001	2000
	%	%
Revenue:

Tools	19.0	26.0
Content services	52.8	42.7
Platforms	28.2	31.3
Total revenue	100.0	100.0
Cost of revenue:
Tools	4.6	5.6
Content services	48.1	38.6
Platforms	6.2	4.7
Total cost of revenue	58.9	48.9
Gross margin	41.1	51.1
Operating expenses:
Research and development	22.0	24.8
Sales and marketing	43.7	45.9
General and administrative	15.4	14.7
Amortization of goodwill	2.2	2.4
Total operating expenses	83.3	87.8
Loss from operations	(42.2)	(36.7)
Other income(loss), net	1.6	2.8
Equity in losses of affiliate	(0.9)	-
Net loss	(41.5)	(33.9)

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

             Revenue.   Our total revenue increased 8% from $9.9 million in the period ended March 31, 2000 to $10.7 million in the period ended March 31, 2001.  Revenue growth was attributable to a 33% increase in Content Services revenues from $4.2 million the prior year to $5.6 million the period ended March 31, 2001.   Content Services growth is attributable to increased size and scope of projects currently being performed. Offsetting this growth was a decline in the Tools revenue category of 27% from $2.6 million in the period last year versus $2.0 million in the period ended March 31, 2001.  The Tools category decline was anticipated due to the overall decline in the market for authoring tools.  Revenues from Platforms were $3.1 in the period last year compared to $3.0 million in the quarter ended March 31, 2001.

             Cost of Revenue.  Total cost of revenues increased 30% from $4.8 million in the period ended March 31, 2000 to $6.3 million in the period ended March 31, 2001.  This increase is attributed to a 34% increase in costs associated with Content Services revenues from $3.8 million the prior year period to $5.1 million the period ended March 31, 2001.   This increase is associated with the higher revenue level this period and severance costs related to reducing staffing levels approximately 15% from levels built up in previous quarters.  Costs associated with Platforms increased 42% from $461,000 in the prior year period to $654,000 in the period ended March 31, 2001.  The increase was due to increased implementation and customer training work during the quarter.  Costs associated with Tools revenues were down 13% from $557,000 in the prior year’s period to $486,000 this period and were attributable to the lower Tools revenues.

Operating Expenses

             Research and Development.   Research and development expenses include expenses associated with the development of new products and new product versions and consist primarily of salaries, depreciation of development equipment, supplies and overhead allocations.  Research and development expenses decreased 5% from $2.5 million in the period ended March 31, 2000 to $2.3 million the period ended March 31, 2001.  The decrease is related to completion of the initial development efforts for the e-Learning Network.   Research and development as a percent of revenue decreased from 25% the prior year period to 22% in the period ended March 31, 2001.  In April 2001, we announced the acquisition of Intelliprep Technologies, Inc. and 15 Intelliprep employees will join Click2learn as a result of this transaction.  The majority of Intelliprep staff will be reflected in the research and development category.   Therefore we anticipate that research and development costs will increase in absolute dollars.

             Sales and Marketing.  Sales and marketing expenses consist primarily of sales and marketing personnel costs, including sales commissions, travel, advertising, public relations, seminars, trade shows and other marketing literature and overhead allocations.  Sales and marketing expenses increased 3% from $4.5 million in the prior year period to $4.7 million in the period ended March 31, 2001.   The change in sales and marketing expense as a percent of revenue decreased from 46% in the 2000 period to 44% in the period ended 2001.  We expect that sales and marketing expenses will grow in absolute dollars as our revenues increase and decrease as a percent of revenue.

             General and Administrative.   General and administrative expenses consist primarily of salaries and other personnel-related expenses for administrative, executive and finance personnel as well as outside advisors.  General and administrative expenses as a percent of revenue were unchanged at 15%.  Expenses increased from $1.4 million in the prior years period to $1.6 million in the period ended March 31, 2001.  This increase was to support higher total headcount and our expanded operations group in Europe.  We expect that general and administrative expenses will increase as our overall headcount increases and that they will decrease as a percent of revenue should our revenues increase.

             Amortization of Goodwill.  Amortization of goodwill relates to the amortization of excess purchase price over the fair value of identifiable tangible and intangible assets acquired in acquisitions recorded using the purchase method of accounting.  Amortization of goodwill expense increased slightly to $239,000 for the period ended March 31, 2001 from $236,000 for the same period last year.

             Other Income.  Interest income on cash and cash equivalents in the period ended March 31, 2000 was $172,000 as compared to $275,000 in the period ended March 31, 2001 due primarily to higher interest rates and to a lesser extent higher cash balances.  In April 2000, we established a joint venture with SOFTBANK Corporation subsidiaries creating Click2learn Japan K.K.  We account for our portion of the joint venture’s operating results under the equity method, and in the quarter ended March 31, 2001, we recorded $100,000 related to our equity share of net losses.

Liquidity and Capital Resources

             At March 30, 2001 we had cash and cash equivalents totaling $9.6 million, a decrease of $5.7 million from December 31, 2000.  The decrease in cash was due to uses of cash for operating expenses, payments to Go2Net of $750,000 related to a co-marketing agreement terminated in the third quarter of 2000 as well as investments of approximately $700,000 in Click2learn Japan KK.  Cash flows from financing activities are primarily related to our employee stock purchase plan.  At March 31, 2001, our principal source of liquidity was $17.9 million of working capital.

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

             We have a history of losses and anticipate continued losses in the future.  We incurred net losses of approximately $16.8 million and $4.4 million in the year ended December 31, 2000 and the three months ended March 31, 2001, respectively.  As of December 31, 2000, our accumulated deficit was $192.2 million.  We have not achieved profitability and expect to continue to incur operating losses at least through the year ending December 31, 2001.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

             We face risks encountered by early-stage companies in Internet-related business and may be unsuccessful in addressing these risks.  We face risks frequently encountered by early-stage companies in new and rapidly evolving markets.  Specific risks we face relate to the demand for and market acceptance of our  e-Learning solutions.  We may fail to adequately address these risks, and therefore our business may suffer.  To address these risks, we must:

•         effectively market our e-Learning solutions to new and existing customers;

•         continue to enhance our Ingenium learning management system, ReDS development platform and e-Learning Network;

•         successfully implement our e-Learning solutions for our customers and generate continuing revenues from those customers;

•         continue to establish relationships with leading providers of learning content and to sell that content through our e-Learning Network; and

•         address and establish new technologies and technology standards.

             The market for e-Learning solutions is in the early stages of development, and may not grow to a sufficient size or at sufficient rate to sustain our business.  The e-Learning market is in the early stages of development, and may not grow to a sufficient size or at sufficient rate for our business to succeed.  Corporate training and education historically have been conducted primarily through classroom instruction and traditionally have been performed by a company’s internal personnel.  Although technology-based training applications have been available for several years, they currently account for only a small portion of the overall training market.  Accordingly, our success will depend on the extent to which companies migrate from traditional training methods to technology-based solutions and use the Internet in connection with their training activities.  In addition, our success will depend upon the extent to which companies utilize the products or services of third-party providers and whether companies adopt hosted e-Learning solutions delivered over the Internet.

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

•         recognition of impairment of existing assets; and

•         the timing of revenue recognition.

             Our future revenues are difficult to predict and we may not be able to adjust spending in response to revenue shortfalls.  Our limited operating history with our current e-Learning solutions, possible acquisitions and the emerging nature of the market, make prediction of future revenue and expenses difficult.  Expense levels are based, in part, on expectations as to future revenue and largely are fixed in the short term.  If we are unable to predict future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

             Our business currently does not generate the cash needed to finance our operations, and for that and other reasons, we may need additional financing in the future, which we may be unable to obtain.  Our business currently does not generate the cash needed to finance our operations.  As a result, we may need additional funds to finance our operations, as well as to enhance our products and services, fund our expansion, respond to competitive pressures or acquire complementary businesses or technologies.  In addition, poor financial results, unanticipated expenses or unanticipated opportunities that require capital commitments could give rise to additional financing requirements sooner than we expect.  We may be unable to obtain financing on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, we may be unable to enhance our services, fund our expansion, respond to competitive pressures or take advantage of business opportunities and we may need to significantly restrict our operations.  If we raise additional funds through the issuance of additional equity or convertible debt securities, the percentage ownership of our existing shareholders will be reduced, and the newly issued securities may have rights, preferences or privileges senior to those of our common stock.

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

             We face the risk of liability for failures to meet unique customer requirements, and the risk of cost overruns on fixed-price projects.  The failure or inability to meet a customer’s unique expectations or requirements in the performance of services could impair our reputation or result in a claim for damages, regardless of our responsibility for the failure.  Although generally we attempt to limit contractually our liability for damages arising from product defects and other mistakes in rendering professional services, these contractual protections are not always obtained and may not be enforced or otherwise may not protect us from liability.  Our insurance may not be sufficient to cover any of these claims.

             Acquisitions or investments may drain capital and equity resources, divert management’s attention or otherwise harm our business.  In the future we may acquire or make investments in other businesses, products or technologies.  Such acquisitions or investments may require that we pay significant cash, issue stock or incur substantial debt.  In addition, such acquisitions or investments may require significant managerial attention, which may be diverted from our other operations.  These capital, equity and managerial commitments may impair the operation of our business.  Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may contribute to increased fixed costs and may expose us to unanticipated liabilities.

             International expansion may impose substantial burdens on our resources, divert management’s attention or otherwise harm our business.  Our current and planned expansion into international markets will require extensive management attention and resources.  In addition, we will need to rely extensively on third parties in foreign countries to help conduct our international operations and conduct sales and marketing efforts.  Our success in international markets consequently will depend to a large degree on the success of these third parties, over which we have little control.  If they are unwilling or unable to dedicate sufficient resources to our relationships, our international operations will suffer.  Furthermore, our efforts abroad are subject to a number of additional risks inherent in international operations, including:

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

             Our software may contain defects or otherwise perform improperly.  Software products frequently contain errors or failures, especially when first introduced or when new versions are released.  In the past, we have discovered errors in our products after their initial release.  Because our e-Learning products are complex software packages targeted at enterprise customers in an emerging market, customers and potential customers may have a greater sensitivity to product defects or product integration than the market for software products generally.  Product defects could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation, or increased service and warranty costs.

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

             Our intellectual property may become subject to legal challenges, unauthorized use or infringement, any of which could diminish the value of our products and services.  Our success depends in large part on our proprietary technology.  If we fail to successfully enforce our intellectual property rights, the value of these rights, and consequently the value of our products and services to our customers, could diminish substantially.  It may be possible for third parties to copy or otherwise obtain and use our intellectual property or trade secrets without our authorization, and it may be possible for third parties to independently develop substantially equivalent intellectual property.

             Litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others.  From time to time we have received, and may in the future receive, notice of claims of infringement of other parties’ proprietary rights.  Such claims could result in costly litigation and could divert management and technical resources.  They could also delay product shipment or require us to develop non-infringing technology or enter into royalty or licensing agreements, which agreements may not be available on reasonable terms, or at all.

             Security and privacy breaches could subject us to litigation and liability and deter consumers from using our e-Learning Network.  We could become subject to litigation and liability if third parties penetrate security for our hosted e-Learning solutions or otherwise misappropriate our users’ confidential information.  Advances in computer capabilities, new discoveries in the field of cryptography or other technological events or developments could result in compromises or breaches of our security systems.  Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations.  We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches.  Furthermore, to the extent that our commercial activities may involve the storage and transmission of proprietary information, such as personal information or credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability.

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

             An increase in the traffic or content may strain our systems, and our systems are vulnerable to other technical malfunction.  The systems that support our hosted, Internet-delivered e-Learning solutions may be unable to accommodate an increased volume of traffic or additional content.  Consequently, our systems may experience slower response times or other problems.  In addition, we depend on Internet service providers and telecommunications companies and the efficient operation of their computer networks and other computer equipment for the operation and delivery of our hosted e-Learning solutions.  Each of these has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems.  Any delays in response time or performance problems could cause users to perceive our systems as not functioning properly and therefore not use our e-Learning solutions for their training needs.

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

             We may not be able to adapt to the rapidly changing technology and evolving industry standards.  The e-Learning market is characterized by rapidly changing technologies, frequent new product and service introductions, short development cycles and evolving industry standards.  The introduction of new products and services embodying new technologies and the emergence of new industry standards may render our products and services obsolete.  Our success depends on our ability to adapt to a rapidly changing landscape and to offer new products and services to address our customers’ changing demands.  We may experience difficulties that delay or prevent the successful design, development, introduction or marketing of our products and services.  To the extent we in fact experience such delays, we may experience difficulty in attracting new customers and may lose existing customers.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

             Interest Rate Risk.  We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents.   We minimize risk by investing in financial instruments with a maturity of three months or less.  Therefore, if market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2000, the fair values of cash and cash equivalents would not change by a material amount.

             Foreign Currency Exchange Risk.  We have foreign currency risk because of foreign subsidiary activities.  For the three months ended March 31, 2001, revenues from foreign subsidiaries accounted for approximately 10% of total revenues.  International sales are made mostly from foreign subsidiaries and are typically denominated in the local currency of each country.   All foreign subsidiaries use the local currency as their functional currency.

             Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the foreign subsidiaries.  These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States.  We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation.  As exchanges rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.  The effect of foreign exchange rate fluctuations for the three months ended March 31, 2001 was not significant.  Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

             Not applicable.

Item 2. Changes in Securities and Use of Proceeds

             Not applicable.

Item 3.  Defaults Upon Senior Securities

             Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

             Not applicable.

Item 5.  Other Information

             Not applicable

Item 6. Exhibits and Reports on Form 8-K

             (a)         Exhibits.

None

             (b)        Reports on Form 8-K.

                           On January 19, 2001, Click2learn filed a report on Form 8-K announcing preliminary results for the quarter ended December 31, 2000.

                           On May 8, 2001, Click2learn filed a report on Form 8-K related to the purchase of IntelliPrep Technologies, Incorporated.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                           CLICK2LEARN.COM, INC.

May 15, 2001	/s/ John D. Atherly
Date	John D. Atherly Vice President, Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)