Form 10-Q
period 2001-06-30
CLICK2LEARN COM INC
filed 2001-08-14
CIK 1052327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-24289

CLICK2LEARN, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1276003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110-110th Avenue NE, Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

(425) 462-0501
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒        No ☐

The number of shares outstanding of the issuer’s Common Stock, par value $0.01, as of June 30, 2001 was 19,937,471 shares.

CLICK2LEARN, INC.

FORM 10 –Q

For the Quarter Ended June 30, 2001

CLICK2LEARN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2001	December 31, 2000

Assets

Current assets:
Cash and cash equivalents	$5,016	$15,321
Accounts receivable, net of allowance for returns and doubtful accounts of $1,087 in 2001 and $962 in 2000	17,962	14,969

Inventories	132	192
Prepaid royalties and licenses	132	237
Receivables from related companies	12	11
Other	1,460	894

Total current assets	24,714	31,624
Property and equipment, net	2,725	2,695
Goodwill and other intangible assets, net	13,892	10,006
Other	998	555

Total assets	$42,329	$44,880

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,036	$2,978
Accrued compensation and benefits	3,257	3,810
Deferred revenue	2,446	1,680
Customer prepayments	195	428
Other	952	927

Total current liabilities	9,886	9,823
Other noncurrent liabilities	-	4

Total liabilities	9,986	9,827

Stockholders’ equity:
Preferred stock	-	-
Common stock	200	180
Additional paid-in capital	232,845	227,766
Accumulated deficit	(199,996)	(192,313)
Deferred stock compensation	(40)	(72)
Accumulated other comprehensive loss	(566)	(508)

Total stockholders’ equity	32,443	35,053

Total liabilities and stockholders’ equity	$42,329	$44,880

See accompanying notes to Condensed Consolidated Financial Statements

CLICK2LEARN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Revenue:
Tools	$1,805	$2,152	$3,826	$4,725
Content services	5,267	5,800	10,895	10,017
Platforms	4,624	2,461	7,629	5,554

Total revenue	11,696	10,413	22,350	20,296

Cost of revenue:
Tools	450	425	936	982
Content services	4,657	4,284	9,787	8,103
Platforms	784	459	1,439	920

Total cost of revenue	5,891	5,168	12,162	10,005

Gross margin	5,805	5,245	10,188	10,291

Operating expenses:
Research and development	2,142	2,322	4,483	4,773
Sales and marketing	5,003	4,450	9,658	8,987
General and administrative	1,597	1,575	3,234	3,023
Amortization of goodwill	312	235	551	471

Total operating expenses	9,054	8,582	17,926	17,254

Loss from operations	(3,249)	(3,337)	(7,738)	(6,963)
Other income, net	83	268	255	545
Equity in losses of affiliate	(100)	(170)	(200)	(170)

Net loss	$(3,266)	$(3,239)	$(7,683)	$(6,588)

Net loss per share, basic and diluted	$(.17)	$(.19)	$(.42)	$(.40)

Weighted average common shares outstanding, basic and diluted	18,762	16,754	18,403	16,586

See accompanying notes to Condensed Consolidated Financial Statements

CLICK2LEARN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(7,683)	$(6,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,539	1,229
Write-off property and equipment	-	1
Stock compensation expense	96	37
Loss on affiliate	200	170
Changes in assets and liabilities:
Accounts receivable	(2,899)	(914)
Inventories	60	1
Prepaid royalties and licenses	105	(61)
Receivables from related companies	-	(61)
Other current assets	(566)	453
Accounts payable	(605)	(551)
Accrued liabilities	(552)	862
Deferred revenue	766	(263)
Other current liabilities	(208)	(340)

Net cash used in operating activities	(9,747)	(6,025)

Cash flows from investing activities:
Purchase of property and equipment	(581)	(567)
Payments related to acquisitions, net of cash acquired	112	-
Investment in Click2learn Japan KK	(639)	(740)
Sale (purchase) of other assets	(4)	133

Net cash used in investing activities	(1,112)	(1,174)

Cash flows from financing activities:
Borrowings under (repayment) of notes payable	(4)	48
Proceeds from exercise of stock options	46	2,960
Proceeds from sale of common stock	571	-

Net cash provided by financing activities	613	3,008

Effect of foreign exchange rate changes	(59)	(141)

Net decrease in cash and cash equivalents	(10,305)	(4,332)
Cash and cash equivalents at beginning of period	15,321	19,481

Cash and cash equivalents at end of period	$5,016	$15,149

See accompanying notes to Condensed Consolidated Financial Statements

CLICK2LEARN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000

Unaudited Interim Financial Information

             The accompanying unaudited condensed consolidated financial statements of Click2learn, Inc. (“Click2learn”) include the accounts of Click2learn and its wholly-owned subsidiaries.  All significant intercompany transactions have been eliminated in consolidation. These statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.  These condensed consolidated financial statements and notes should be read in conjunction with Click2learn’s audited consolidated financial statements included in Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results for the full fiscal year.  Factors that may affect such operating results, include, but are not limited to, those discussed in “Factors That May Affect Future Results of Operations”.

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

             Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2001 are options to acquire approximately 5,469,500 shares of common stock with a weighted average exercise price of $7.53 and warrants to purchase 1,797,829 shares of common stock with a weighted average exercise price of $8.45 because their effects would be anti-dilutive. Options to acquire approximately 4,883,282 shares of common stock with a weighted average exercise price of $7.59 and warrants to purchase 1,426,313 shares of common stock with a weighted exercise share price of $8.61 have been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2000 because their effects would be anti-dilutive.

Revenue Recognition

             Click2learn recognizes revenue in accordance with Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, which, as modified, stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based upon the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation or training, using evidence which is specific to the vendor.  If such evidence of fair value for each element does not exist, all revenue from the arrangement is deferred until such time that fair value does exist or until all elements are delivered.  Revenue from software licenses is recognized upon shipment provided no significant obligations remain outstanding and collection of the resulting receivable is probable.  An allowance for returns is provided at the time of the sale.  Revenue from support agreements is recognized over the life of the contract.

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

Comprehensive Loss

             The following table sets forth the components of comprehensive loss for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net loss	$(3,266)	$(3,239)	$(7,683)	$(6,588)
Foreign currency translation adjustment	83	(74)	(57)	(141)

Total comprehensive loss	$(3,183)	$(3,313)	$(7,740)	$(6,729)

Derivative Financial Instruments

             Effective January 1, 2001, Click2learn adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  The adoption of SFAS 133 did not impact Click2learn’s consolidated financial statements as of January 1, 2001.

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

             Click2learn had no derivative financial instruments outstanding at June 30, 2001.

Recent Accounting Pronouncements

             In July 2001, the Financial Accounting Standards Board issues Statement No. 141 "Business Combinations" and Statement No. 142 "Goodwill and Other Intangible Assets." Statement No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. Click2learn plans to adopt the provisions of Statement No. 141 and 142 effective January 1, 2002. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on Click2learn's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Acquisition of Intelliprep Technologies, Inc.

             In June 2001, the Click2learn completed its acquisition of IntelliPrep Technologies, Inc. ("Intelliprep"), a provider of technology for personalized learning for 1,812,497 shares of common stock and 450,000 options to acquire its common stock valued at $4,419,688. In connection with the acquisition, the Company incurred approximately $600,000 in acquisition-related expenditures of which $367,000 was unpaid as of June 30, 2001. The acquisition was accounted for under the purchase method of accounting and accordingly, the results of Intelliprep's operations are included in Click2learn's consolidated financial statements since the date of acquisition. Goodwill and other identifiable intangible assets of $4,710,061 was recorded in connection with the transaction and will be amortized using the straight-line method over estimated useful lives of to five years up to the date that Click2learn is required to adopt Statement 142.

Segment Information

             During most of 2000, Click2learn had two reportable segments, enterprise and electronic commerce.  The enterprise segment included revenues and cost of revenues from software licenses and professional services which include consulting, custom development of e-Learning courses, implementation, training and technical support for Ingenium and ToolBook II product lines.  The electronic commerce segment included revenues and cost of revenues from our e-Learning Network: professional services, royalties, and hosting.

             During the fourth quarter of 2000, Click2learn reorganized its internal reporting along similar products and services and now includes three reportable segments:  Tools, Content Services and Platforms.  Tools include software licenses and technical support and training for the ToolBook II product line and other products.  Content Services includes custom development of e-Learning courses, consulting, licensing and fees for the Rapid e-Learning Development System, and royalties.  Platforms includes software licenses, subscription and hosting fees, implementation, and training and support for the Ingenium product line and the e-Learning Network.  Amounts presented for the three and six months ended June 30, 2000 have been restated to conform to current presentation.

             Click2learn’s operating committee, which includes its Chief Executive Officer and Chief Financial Officer, has been identified as the Chief Operating Decision Maker (“CODM”) as it assesses the performance of the business units and decides how to allocate resources to the business units.  Segment income is the measure of profit and loss that the CODM uses to assess performance and make decisions.  Segment income represents revenues less cost of revenues incurred within the operating segments as presented in Click2learn’s consolidated statements of operations.  Click2learn does not allocate operating expenses including research and development, sales and marketing, general and administrative, or amortization of goodwill to its operating segments.  In addition, other income (expense) are also not allocated to operating segments.

             There are no intersegment revenues.  Click2learn’s CODM does not review total assets or depreciation and amortization by operating segment.  The accounting policies for reported segments are the same as for Click2learn as a whole.

Geographic Information

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

Revenue:

Domestic	$10,759	$10,053	$20,364	$19,008
International – primarily Europe	936	360	1,986	1,288

	$11,696	$10,413	$22,350	$20,296

Revenues are attributed to geographic areas based on the location of the customers.
	June 30,	December 31,

	2001	2000

Long-lived assets

Domestic	$15,215	$10,979
International – primarily Europe	303	300

	$15,518	$11,279

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

             Our e-Learning solutions focus on the needs of two primary markets: organizations seeking to increase their effectiveness and gain a competitive advantage by providing relevant and up-to-date knowledge when and where it is needed throughout the extended enterprise, and organizations seeking to use e-Learning to develop new lines of business or sources of revenue by leveraging existing intellectual capital or product lines.  Our solutions are available on a hosted basis for delivery using the Internet or for installation on a customer’s internal information systems, depending on the needs and preferences of the particular customer.

             We group related revenues around the primary components of our solutions: Platforms, Content Services and Tools.

             Platforms include software licenses, subscription and hosting fees, implementation, customization, training and support related to our Ingenium learning management system and e-Learning Network.  Ingenium is a highly scalable skills and competency based system that manages traditional instructor lead training as well as e-Learning courses and can be installed on a customer's information systems or hosted by Click2learn.  The e-Learning Network is a robust Internet-based system that manages the delivery of courses and e-commerce associated with commercial e-Learning implementations through an ASP environment.

             Content Services revenues are derived from the creation of custom e-Learning courses, consulting, licenses and hosting fees for the Rapid e-Learning Development System (“ReDS”) and sales of third party off-the-shelf content. ReDS is our advanced content development technology designed for use by teams of content developers to create learning objects, large e-Learning courses and curricula in a collaborative environment with our customers.

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

             In May 2001 we announced our new Aspen Enterprise Learning Platform, which we expect to ship in the third quarter of 2001.  The Aspen Enterprise Learning Platform consists of three primary components:  Aspen Learning Management Server, which is the successor to our Ingenium learning management system; Aspen Content Development Server, which is the successor to ReDS; and Aspen Learning Experience Server, which enables personalized learning experiences.   Customers may license any combination of these three components.  Revenue from software licenses, subscription and hosting fees, implementation, customization, training and support related to all components of our Aspen Enterprise Learning Platform will be reported under Platforms.

             In June 2001, the Click2learn completed its acquisition of IntelliPrep Technologies, Inc. ("Intelliprep"), a provider of technology for personalized learning for 1,812,497 shares of common stock and 450,000 options to acquire its common stock valued at $4,419,688. In connection with the acquisition, the Company incurred approximately $600,000 in acquisition-related expenditures of which $345,000 was unpaid as of June 30, 2001. The acquisition was accounted for under the purchase method of accounting and accordingly, the results of Intelliprep's operations are included in Click2learn's consolidated financial statements since the date of acquisition. Goodwill and other identifiable intangible assets of $4,710,061 was recorded in connection with the transaction and will be amortized using the straight-line method over estimated useful lives of to five years up to the date that Click2learn is required to adopt Statement 142, discussed in recent accounting developments.

Three and Six Months Ended June 30, 2001 Compared to Three and Six Months Ended June 30, 2000

             Revenue.   Our total revenue increased 12% from $10.4 million in the three months ended June 30, 2000 to $11.7 million in the three months ended June 30, 2001.  For the six months ended June 30, revenue grew 10% from $20.3 million in 2000 to $22.4 million in 2001.  Revenue growth was attributable to an 88% increase in Platforms revenues from $2.5 million for the three months ended June 30, 2000 to $4.6 million for the three months ended June 30, 2001.  For the six months ended June 30, Platform revenue increased 37% from $5.6 million in 2000 to $7.6 million in 2001.   Platform growth is attributable to increased size and scope of projects currently being performed. Offsetting this growth was a decline in the Tools revenue category of 16% from $2.2 million in the three months ended June 30, 2000 versus $1.8 million in the three months ended June 30, 2001.  For the six months ended June 30, Tools revenues declined 19% from $4.7 million in 2000 to $3.8 million in 2001.  The Tools category decline was anticipated due to the overall decline in the market for authoring tools.  Revenues from Content Services declined 9% from $5.8 million in the three months ended June 30, 2000 compared to $5.3 million in the three months ended June 30, 2001.  For the six months ended June 30, Content Services grew 9% from $10.0 in 2000 to $10.9 million in 2001.

             Cost of Revenue.  Total cost of revenues increased 14% from $5.2 million in the three months ended June 30, 2000 to $5.9 million in the three months ended June 30, 2001.  This increase is attributed to higher overall revenue results and  utilization of services personnel.  For the six months ended June 30, total cost of revenue increased 22% from $10.0 million in 2000 to $12.2 million in 2001.  As a percentage of related revenue costs of Platforms revenues declined from 19% in the three months ended June 30, 2000 to 17% in the three months ended June 30, 2001.  For the six months ended June 30, Platform costs as a percentage of revenue increased from 17% in 2000 to 19% in 2001.  The fluctuations are due to the mix of higher margin license revenues and lower margin services such as hosting in the relevant periods.   Costs of Content Services as a percent of related revenue increases from 74% in the three months ended June 30, 2000 to 88% in comparable period 2001.  For the six months ended June 30, costs as a percent of related revenue increased from 81% in 2000 to 90% in 2001.  The increase is related to lower utilization of service personnel.   Costs of Tools revenues as a percent of related revenues increased from 20% in the three months ended June 30, 2000 to 25% for the three months ended June 30, 2001.  For the six months costs as a percent of related revenue increased from 21% in 2000 to 24% in 2001.  The increase is attributed to a lower overall Tools revenue level as compared to 2000.

Operating Expenses

             Research and Development.   Research and development expenses include expenses associated with the development of new products and new product versions and consist primarily of salaries, depreciation of development equipment, supplies and overhead allocations.  Research and development expenses decreased 8% from $2.3 million in the three months ended June 30, 2000 to $2.1 million the three months ended June 30, 2001. For the six months ended June 30 costs declined 6% from $4.8 million in 2000 to $4.5 million in 2001. The decrease is related to completion of the initial development efforts for the e-Learning Network.

             Sales and Marketing.  Sales and marketing expenses consist primarily of sales and marketing personnel costs, including sales commissions, travel, advertising, public relations, seminars, trade shows and other marketing literature and overhead allocations.  Sales and marketing expenses increased 12% from $4.5 million in the three months ended June 30, 2000 to $5.0 million in the three months ended June 30, 2001.  For the six months ended June 30, costs increased 7% from $9.0 million in 2000 to $9.7 million in 2001.  The increase was related to an increase in the size of our sales organization. We expect that sales and marketing expenses will grow in absolute dollars and decrease as a percent of revenue if our revenues increase.

             General and Administrative.   General and administrative expenses consist primarily of salaries and other personnel-related expenses for administrative, executive and finance personnel as well as outside advisors.  For the three-month period ended June 30, general and administrative expense was unchanged at $1.6 million in 2000 and 2001.  For the six-months ended June 30, general and administrative expenses increased 7% from $3.0 million in 2000 to $3.2 million in 2001. This increase was to support higher total headcount and our expanded operations group in Europe.  We expect that general and administrative expenses will increase as our overall headcount increases and that they will decrease as a percent of revenue if our revenues increase.

             Amortization of Goodwill.  Amortization expense relates to the amortization of excess purchase price over the fair value of identifiable tangible and intangible assets acquired in acquisitions recorded using the purchase method of accounting.  Amortization of goodwill expense increased 33% from $235,000 in the period ended June 30, 2000 to $312,000 during the period ended June 30, 2001.  The increase is attributed to additional amortization resulting from goodwill created by the acquisition of IntelliPrep.  For the six months ended June 30, amortization of expense increased 17% from $471,000 in 2000 to $551,000 in 2001.

             Other Income.  Interest income on cash and cash equivalents in the three months ended June 30, 2000 was $268,000 as compared to $83,000 in the three months ended June 30, 2001 due primarily to higher interest rates and  cash balances in 2000 .  In April 2000, we established a joint venture with SOFTBANK Corporation subsidiaries creating Click2learn Japan K.K.  We account for our portion of the joint venture’s operating results under the equity method, and in the quarter ended June 30, 2001, we recorded $100,000 related to our equity share of net losses.  For the six months ended June 30, 2001 our portion of the net losses of the joint venture were $200,000.

Recent Accounting Pronouncements

             In July 2001, the Financial Accounting Standards Board issues Statement No. 141 "Business Combinations" and Statement No. 142 "Goodwill and Other Intangible Assets." Statement No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. Click2Learn plans to adopt the provisions of Statement No. 141 and 142 effective January 1, 2002. Because of the extensive effort needed to comply with adopting these Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on Click2Learn's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

             At June 30, 2001 we had cash and cash equivalents totaling $5.0 million, a decrease of $10.3 million from December 31, 2000.  The decrease in cash was due to uses of cash for operating expenses, payments to Go2Net of $750,000 related to a co-marketing agreement terminated in the third quarter of 2000 as well as investments of approximately $700,000 in Click2learn Japan KK.  Cash flows from financing activities are primarily related to our employee stock purchase plan.  Accounts receivable increased as compared to December 31, 2000 due to a large contract with one customer.  The revenue is recognized on the percentage-of-completion method and the billings occur when contract requirements are met.  At June 30, 2001, our principal source of liquidity was $14.8 million of working capital.  We have also secured a commitment for a $5 million credit facility from Silicon Valley Bank to provide additional operating capital.

             We anticipate that our cash and cash equivalents and our credit facility will be sufficient to meet our working capital needs and capital expenditures for at least the next 12 months.  Our long-term liquidity will be affected by numerous factors, including acquisitions of businesses or technologies, demand for our e-Learning solutions, the extent to which our e-Learning solutions achieve market acceptance, the timing and extent to which we invest in new technology, the expenses of sales and marketing and new product development, the extent to which competitors are successful in developing their own products and services and increasing their own market share, the level and timing of revenues and other factors.  To the extent that resources are insufficient to fund our activities, we may need to raise additional funds.  Such additional funding, if needed, may not be available on attractive terms or at all.  If adequate funds are not available on acceptable terms, we may be unable to expand our business, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business.

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

             We have a history of losses and anticipate continued losses in the future.  We incurred net losses of approximately $16.8 million and $7.7 million in the year ended December 31, 2000 and for the six months ended June 30, 2001, respectively.  As of December 31, 2000, our accumulated deficit was $192.2 million.  We have not achieved profitability and expect to continue to incur operating losses at least through the year ending December 31, 2001.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

             We face risks encountered by early-stage companies in emerging markets and may be unsuccessful in addressing these risks.  We face risks frequently encountered by early-stage companies in new and rapidly evolving markets.  Specific risks we face relate to the demand for and market acceptance of our  e-Learning solutions.  We may fail to adequately address these risks, and therefore our business may suffer.  To address these risks, we must:

•	effectively market our e-Learning solutions to new and existing customers;
•	continue to enhance the technology upon which our e-Learning solutions are based;
•	successfully implement our e-Learning solutions for our customers and generate continuing revenues from those customers; and
•	address and establish new technologies and technology standards.

             The market for e-Learning solutions is in the early stages of development and may not grow to a sufficient size or at sufficient rate to sustain our business.  The e-Learning market is in the early stages of development, and may not grow to a sufficient size or at sufficient rate for our business to succeed.  Corporate training and education historically have been conducted primarily through classroom instruction and traditionally have been performed by a company’s internal personnel.  Although technology-based training applications have been available for several years, they currently account for only a small portion of the overall training market.  Accordingly, our success will depend on the extent to which companies migrate from traditional training methods to technology-based solutions and use the Internet in connection with their training activities.  In addition, our success will depend upon the extent to which companies utilize the products or services of third-party providers and whether companies adopt hosted e-Learning solutions delivered over the Internet.

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

             Our pricing, expense and revenue model is unproven, and may not yield results sufficient for our business to succeed.  The pricing, expense and revenue models for our e-Learning solutions have not been broadly tested in the marketplace and may not yield results sufficient for our business to succeed.  If the pricing, expense and revenue models are not acceptable to users, customers, or content providers, our e-Learning solutions may not be commercially successful.

             We face intense competition from other e-Learning providers and may be unable to compete successfully.  The e-Learning market is highly fragmented and competitive, with no single firm accounting for a dominant market share.  Our competitors vary in size, scope and the breadth of products and services offered.  We face competition from:

•	other developers of learning management systems, such as Saba and Docent, as well as publishers of e-Learning courses that sell management systems with their titles
•	other companies focused on web-based learning and education content such as SmartForce and DigitalThink, as well as developers or resellers of training content who make their content available over the Internet; many small, regional e-Learning and technology-based training services businesses;
•	many small, regional e-Learning and technology-based training services businesses;
•	large professional consulting firms and in-house training departments; and
•	developers of web authoring tools.

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

             Security and privacy breaches could subject us to litigation and liability and deter consumers from using our hosted e-Learning solutions.  Our hosted e-Learning solutions are delivered using the Internet.  The Internet is a public network and data is sent over this network from many sources.  Although we take reasonable steps to ensure the security of our hosted solutions, computer viruses could be introduced into our systems or those of our customers or content providers, which could disrupt our hosted e-Learning solutions or make them inaccessible to users.  In addition, well-publicized Internet security breaches could deter customers from using the Internet to conduct transactions that involve the transmission of confidential information.  We cannot predict the extent to which transactions over the Internet will be, or will be perceived to be, secure against breaches by third parties.  As a result, we cannot be certain the Internet ultimately will become widely accepted for commerce and communications.

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

             An increase in traffic may strain our systems, and our systems are vulnerable to other technical malfunction.  The systems that support our hosted e-Learning solutions may be unable to accommodate an increased volume of traffic.  Internet sites and service providers have been subject to denial of service attacks, in which unauthorized persons intentionally overload systems with a heavy volume of traffic.  Consequently, our systems may experience slower response times or other problems.  In addition, we depend on Internet service providers and telecommunications companies and the efficient operation of their computer networks and other computer equipment for the operation and delivery of our hosted e-Learning solutions.  Each of these has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems.  Any delays in response time or performance problems could cause users to perceive our systems as not functioning properly and therefore not use our hosted e-Learning solutions for their training needs.

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

             Foreign Currency Exchange Risk.  We have foreign currency risk because of foreign subsidiary activities.  For the three months ended June 30, 2001, revenues from foreign subsidiaries accounted for approximately 10% of total revenues.  International sales are made mostly from foreign subsidiaries and are typically denominated in the local currency of each country.   All foreign subsidiaries use the local currency as their functional currency.

             Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the foreign subsidiaries.  These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States.  We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation.  As exchanges rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.  The effect of foreign exchange rate fluctuations for the three and six months ended June 30, 2001 was not significant.  Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

             Not applicable.

Item 2. Changes In Securities and Use of Proceeds

             On May 29, 2001, we issued 1,812,497 shares of our common stock in exchange for all of the issued and outstanding capital stock of IntelliPrep Technologies, Inc. (“IntelliPrep”).  Of the shares issued in the transaction, 311,845 are being held in escrow to secure certain obligations IntelliPrep and certain of its stockholders.  We also assumed all options outstanding under IntelliPrep’s 2001 Stock Option Plan, which were converted into options to purchase 450,000 shares of Click2learn common stock.  The issuance of common stock in the transaction was exempt pursuant to Section 4(2) of the Securities Act of 1933, and such shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933.  The shares of common stock reserved for issuance upon the exercise of assumed options have been registered with the Securities and Exchange Commission pursuant to a Registration Statement on Form S-8.

Item 3.  Defaults Upon Senior Securities

             Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

              The 2001 Annual Meeting of the Stockholders of Click2learn was held on May 30, 2001 at 110 – 110th Avenue NE, Bellevue, Washington.  The meeting was held pursuant to a Notice of Annual Meeting of Stockholders mailed to the stockholders on or about May 2, 2001.  Five proposals were submitted to the stockholders and approved at the annual meeting, as follows:

             Proposal 1: Election of Bert Kolde and Edward Harris as Class III directors to serve until the annual meeting of the stockholders to be held in 2004. The number of votes cast for or withheld from each nominee, both in person and by proxy, was as follows:

	Bert Kolde	Edward Harris

Votes For	15,964,316	15,966,382
Votes Withheld	432,005	429,939

             Proposal 2: An amendment of our 1998 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance from 4,000,000 shares to 6,000,000 shares. The number of votes cast for, cast against or abstaining from Proposal 2, both in person and by proxy, and broker non-votes was as follows:

Votes For	7,880,666
Votes Against	5,106,128
Abstaining	33,656
Broker Non-votes	3,375,871

             Proposal 3: An amendment of our 1998 Directors Stock Option Plan to increase the number of shares of common stock reserved for issuance from 187,500 shares to 487,500 shares. The number of votes cast for, cast against or abstaining from Proposal 3, both in person and by proxy, and broker non-votes was as follows:

Votes For	9,186,720
Votes Against	3,793,329
Abstaining	40,401
Broker Non-votes	3,375,871

             Proposal 4: An amendment of our Certificate of Incorporation to change our name from “Click2learn.com, Inc.” to “Click2learn, Inc.” The number of votes cast for, cast against or abstaining from Proposal 4, both in person and by proxy was as follows:

Votes For	16,368,559
Votes Against	17,191
Abstaining	10,571

             Proposal 5:  Ratification of the appointment of KPMG LLP as our independent accountants to perform the audit of our financial statements for 2001. The number of votes cast for, cast against or abstaining from Proposal 5, both in person and by proxy, was as follows:

Votes For	16,355,542
Votes Against	14,531
Abstaining	26,248

Item 5.  Other Information.

             Management Changes.  In connection with the acquisition of IntelliPrep on May 29, 2001, Sudheer Koneru, IntelliPrep’s President and CEO, was appointed as Executive Vice President of Product Development and Strategy and Srinivasan Chandrasekar, IntelliPrep’s Chief Technology Officer, was appointed Senior Vice President of Technology.   On July 10, 2001, our Board of Directors elected to increase the size of the Board to nine members by adding a third Class III director and appointing Vijay Vashee as the third Class III director.  Although the terms of Class III directors expire at the 2004 annual meeting of the stockholders, the appointment of Mr. Vashee will be submitted to the stockholders for ratification at the 2002 annual meeting.   Effective July 31, 2001, Steven Martino, our former Chief Operating Officer, left the company to pursue other opportunities.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.

2.1	Agreement and Plan of Merger dated as of April 17, 2001 by and among Click2learn, Inc., Click2learn Software Corp., certain stockholders of IntelliPrep Technologies, Incorporated and IntelliPrep Technologies, Incorporated (the “Merger Agreement”). Incorporated by reference to the Form 8-K dated April 17, 2001.

10.1	Employment Agreement dated as of April 17, 2001 by and between Click2learn and Sudheer Koneru.

10.2	Employment Agreement dated as of April 17, 2001 by and between Click2learn and Srinivasan Chandrasekar.

(b)	Reports on Form 8-K.

Click2learn filed a report on Form 8-K dated April 17, 2001 disclosing that it had entered into the Merger Agreement.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICK2LEARN, INC.

August 14, 2001	/s/ John D. Atherly

Date	John D. Atherly Vice President, Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)