Form 10-Q
period 2001-09-30
CLICK2LEARN COM INC
filed 2001-11-14
CIK 1052327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

The number of shares outstanding of the issuer’s Common Stock, par value $0.01, as of September 30, 2001 was 20,424,009 shares.

CLICK2LEARN, INC.

FORM 10 –Q

For the Quarter Ended September 30, 2001

CLICK2LEARN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2001	December 31, 2000

Assets

Current assets:
Cash and cash equivalents	$2,885	$15,321
Accounts receivable, net of allowance for returns and doubtful accounts of $998 in 2001 and $962 in 2000	19,442	14,969
Inventories	79	192
Prepaid royalties and licenses	126	237
Receivables from related companies	12	11
Other	1,469	894
Total current assets	24,013	31,624
Property and equipment, net	3,494	2,695
Goodwill and other intangible assets, net	13,324	10,006
Other	897	555
Total assets	$41,728	$44,880

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,308	$2,978
Accrued compensation and benefits	3,529	3,810
Deferred revenue	2,248	1,680
Customer prepayments	129	428
Other	1,480	927
Total current liabilities	10,694	9,823
Other noncurrent liabilities	500	4
Total liabilities	11,194	9,827

Stockholders’ equity:
Preferred stock	-	-
Common stock	205	180
Additional paid-in capital	233,750	227,766
Accumulated deficit	(202,815)	(192,313)
Deferred stock compensation	(29)	(72)
Accumulated other comprehensive loss	(577)	(508)
Total stockholders’ equity	30,534	35,053

Total liabilities and stockholders’ equity	$41,728	$44,880

See accompanying notes to Condensed Consolidated Financial Statements

CLICK2LEARN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Revenue:
Tools	$1,711	$1,808	$5,538	$6,533
Content services	3,466	6,048	14,361	16,064
Platforms	6,059	3,211	13,688	8,765
Total revenue	11,236	11,067	33,587	31,362

Cost of revenue:
Tools	438	430	1,374	1,412
Content services	3,820	4,721	13,607	12,824
Platforms	952	424	2,391	1,344
Total cost of revenue	5,210	5,575	17,372	15,580

Gross margin	6,026	5,492	16,215	15,782

Operating expenses:
Research and development	2,180	2,203	6,663	6,977
Sales and marketing	4,546	6,974	14,205	15,962
General and administrative	1,580	1,589	4,815	4,612
Amortization of goodwill	473	235	1,023	705
Total operating expenses	8,779	11,001	26,706	28,255

Loss from operations	(2,753)	(5,509)	(10,491)	(12,473)
Other income, net	33	240	288	785
Equity in losses of affiliate	(100)	(170)	(300)	(340)
Net loss	$(2,820)	$(5,439)	$(10,503)	$(12,029)

Net loss per share, basic and diluted	$(.014)	$(0.32)	$(0.55)	$(0.72)

Weighted average common shares outstanding, basic and diluted	20,281	17,127	19,037	16,769

See accompanying notes to Condensed Consolidated Financial Statements

CLICK2LEARN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(10,503)	$(12,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,535	1,914
Write-off property and equipment	-	1
Stock compensation expense	96	56
Loss on affiliate	300	340
Changes in assets and liabilities:
Accounts receivable	(4,378)	(2,586)
Inventories	113	40
Prepaid royalties and licenses	111	(110)
Receivables from related companies	-	11
Other current assets	(574)	1,387
Accounts payable	(333)	1,316
Accrued liabilities	(280)	1,324
Deferred revenue	568	(150)
Other current liabilities	(246)	(474)
Net cash used in operating activities	(12,591)	(8,960)

Cash flows from investing activities:
Purchase of property and equipment	(1,779)	(1,526)
Payments related to acquisitions, net of cash acquired	112	-
Investment in Click2learn Japan KK	(639)	(740)
Sale (purchase) of other assets	(3)	159
Net cash used in investing activities	(2,309)	(2,107)

Cash flows from financing activities:
Borrowings under (repayment) of notes and loans payable	996	14
Proceeds from exercise of stock options and stock purchase plan	1,538	5,273
Net cash provided by financing activities	2,534	5,287
Effect of foreign exchange rate changes	(70)	(175)
Net decrease in cash and cash equivalents	(12,436)	(5,955)
Cash and cash equivalents at beginning of period	15,321	19,481
Cash and cash equivalents at end of period	$2,885	$13,526

See accompanying notes to Condensed Consolidated Financial Statements

CLICK2LEARN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000

Unaudited Interim Financial Information

             The accompanying unaudited condensed consolidated financial statements of Click2learn, Inc. (“Click2learn”) include the accounts of Click2learn and its wholly-owned subsidiaries.  All significant intercompany transactions have been eliminated in consolidation. These statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.  These condensed consolidated financial statements and notes should be read in conjunction with Click2learn’s audited consolidated financial statements included in Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Interim results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full fiscal year.  Factors that may affect such operating results, include, but are not limited to, those discussed in “Factors That May Affect Future Results of Operations”.

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

             Excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2001 are options to acquire approximately 5,471,945 shares of common stock with a weighted average exercise price of $6.92 and warrants to purchase 1,621,652 shares of common stock with a weighted average exercise price of $9.36 because their effects would be anti-dilutive. Options to acquire approximately 5,064,307 shares of common stock with a weighted average exercise price of $8.96 and warrants to purchase 1,426,313 shares of common stock with a weighted exercise share price of $8.61 have been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2000 because their effects would be anti-dilutive.

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

Comprehensive Loss

             The following table sets forth the components of comprehensive loss for the periods presented below:

	Three Months Ended September 30,		Nine months Ended September 30,
	2001	2000	2001	2000

Net loss	$(2,820)	$(5,439)	$(10,503)	$(12,029)
Foreign currency translation adjustment	(11)	(33)	(70)	(175)
Total comprehensive loss	$(2,831)	$(5,472)	$(10,573)	$(12,204)

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

             Click2learn had no derivative financial instruments outstanding at September 30, 2001.

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

Acquisition of IntelliPrep Technologies, Inc.

             In June 2001, Click2learn completed its acquisition of IntelliPrep Technologies, Inc. (“IntelliPrep”), a provider of technology for personalized learning for 1,812,497 shares of common stock and 450,000 options to acquire its common stock valued at $4,419,688.  In connection with the acquisition, Click2learn incurred approximately $600,000 in acquisition-related expenditures of which $301,000 was unpaid as of September 30, 2001.  The acquisition was accounted for under the purchase method of accounting and accordingly, the results of IntelliPrep’s operations are included in Click2learn’s consolidated financial statements since the date of acquisition.  Goodwill and other identifiable intangible assets of $4,710,061 was recorded in connection with the transaction and will be amortized using the straight-line method over estimated useful lives of to five years up to the date that Click2learn is required to adopt Statement 142.

Segment Information

             During most of 2000, Click2learn had two reportable segments, enterprise and electronic commerce.  The enterprise segment included revenues and cost of revenues from software licenses and professional services which included consulting, custom development of e-Learning courses, implementation, training and technical support for Ingenium and ToolBook II product lines.  The electronic commerce segment included revenues and cost of revenues from our e-Learning Network, which included professional services, royalties, and hosting.

             During the fourth quarter of 2000, Click2learn reorganized its internal reporting along similar products and services and now includes three reportable segments:  Tools, Content Services and Platforms.  Tools include software licenses and technical support and training for the ToolBook II product line and other products.  Content Services includes custom development of e-Learning courses, consulting, licensing and fees for the Rapid e-Learning Development System, and royalties.  Platforms includes software licenses, subscription and hosting fees, implementation, and training and support for the Ingenium product line and the e-Learning Network.  Amounts presented for the three and nine months ended September 30, 2000 have been restated to conform to current presentation.

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

Geographic Information

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue:
Domestic	$8,889	$10,468	$29,254	$29,476
International – primarily Europe and Australia	2,347	599	4,333	1,886
	$11,236	$11,067	$33,587	$31,362

Revenues are attributed to geographic areas based on the location of the customers.

	September 30,	December 31,
	2001	2000
Long-lived assets
Domestic	$14,495	$10,979
International – primarily Europe	80	300
	$15,575	$11,279

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

Overview

             We are a leading developer and provider of enterprise e–Learning software products and services for Global 2000 companies, government agencies and educational institutions.  We design, develop, market, license and support an integrated suite of e–Learning software products and related services that allow our customers to cost-effectively create, personalize and manage the delivery of educational content. We recently introduced our new Aspen Enterprise Learning Platform (“Aspen”), a suite of software products that unifies collaborative content development (Aspen Content Development Server), personalized content delivery (Aspen Learning Experience Server) and comprehensive learning management (Aspen Learning Management Server) in an integrated system designed to be open, flexible and scalable.

We provide our e–Learning platform to customers across a broad range of industries including financial services, accounting, healthcare, insurance, technology, manufacturing, telecommunications, transportation, utilities, government and education.

We group related revenues around the primary components of our solutions: Platforms, Content Services and Tools.

Platforms include software licenses, subscription and hosting fees, implementation, customization, training and support related to the Aspen platform, our Ingenium learning management system, the precursor product to the Aspen Learning Management Server, and our e–Learning Network, an Internet e–Learning ASP offering that is not material to our current business.

Content Services revenues are derived from the creation of custom e–Learning courses, consulting, licenses and hosting fees for our Rapid e–Learning Development System (“ReDS”) and sales of third-party off–the–shelf content.  ReDS is the precursor product to Aspen Content Development Server.  Although revenues from ReDS are included in Content Services, revenues from Aspen Content Development Server are included in Platforms.

Tools revenues include software licenses, technical support and training related to our ToolBook II line of products.

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

Three and Nine months Ended September 30, 2001 Compared to Three and Nine months Ended September 30, 2000

             Revenue.   Our total revenue increased 2% from $11.1 million in the three months ended September 30, 2000 to $11.2 million in the three months ended September 30, 2001.  For the nine months ended September 30, revenue grew 7% from $31.4 million in 2000 to $33.6 million in 2001.  Revenue growth was attributable to an 89% increase in Platforms revenues from $3.2 million for the three months ended September 30, 2000 to $6.1 million for the three months ended September 30, 2001.  For the nine months ended September 30, Platform revenue increased 56% from $8.8 million in 2000 to $13.7 million in 2001.   Platform growth is attributable to the launch of Aspen as well as an increased number of customers, size of licenses and scope of integration projects currently being performed. Offsetting this growth was a decline in the Tools revenue category of 5% from $1.8 million in the three months ended September 30, 2000 versus $1.7 million in the three months ended September 30, 2001.  For the nine months ended September 30, Tools revenues declined 15% from $6.5 million in 2000 to $5.5 million in 2001.  The Tools category decline was anticipated due to the overall decline in the market for authoring tools.   Revenues from Content Services declined 43% from $6.0 million in the three months ended September 30, 2000 compared to $3.5 million in the three months ended September 30, 2001.  For the nine months ended September 30, Content Services declined 11% from $16.1 in 2000 to $14.4 million in 2001.  The decline in the Content Services category was anticipated as a result of our focus on Aspen.  Internal Content Services capacity was reduced to approximately $3.5 to $4.0 million of quarterly production during the quarter and we are expanding the partner network trained to use our tools and methodologies.

             Cost of Revenue.  Total cost of revenues decreased 7% from $5.6 million in the three months ended September 30, 2000 to $5.2 million in the three months ended September 30, 2001.  This decrease is a result of our emphasis on the higher margin Platforms category of revenues.  For the nine months ended September 30, total cost of revenue increased 12% from $15.6 million in 2000 to $17.4 million in 2001.  As a percentage of related revenue costs of Platforms revenues increased from 13% in the three months ended September 30, 2000 to 16% in the three months ended September 30, 2001.  For the nine months ended September 30, Platform costs as a percentage of revenue increased from 15% in 2000 to 17% in 2001.  The fluctuations are due to the mix of higher margin license revenues and lower margin services such as implementation in the relevant periods.   Costs of Content Services as a percent of related revenue increases from 78% in the three months ended September 30, 2000 to 110% in comparable period 2001.  For the nine months ended September 30, costs as a percent of related revenue increased from 80% in 2000 to 95% in 2001.  The increase is related to lower utilization of service personnel and employee severance costs related to the planned reduction of capacity.   Costs of Tools revenues as a percent of related revenues increased from 24% in the three months ended September 30, 2000 to 26% for the three months ended September 30, 2001.  For the nine months costs as a percent of related revenue increased from 22% in 2000 to 25% in 2001.  The increase is attributed to a lower overall Tools revenue level as compared to 2000.

Operating Expenses

             Research and Development.   Research and development expenses include expenses associated with the development of new products and new product versions and consist primarily of salaries, depreciation of development equipment, supplies and overhead allocations.  Research and development expenses were unchanged at $2.2 million in the three months ended September 30, 2000  and  2001. For the nine months ended September 30, costs declined 5% from $7.0 million in 2000 to $6.7 million in 2001. The decrease is related to completion of the development efforts for the e-Learning Network.

             Sales and Marketing.  Sales and marketing expenses consist primarily of sales and marketing personnel costs, including sales commissions, travel, advertising, public relations, seminars, trade shows and other marketing literature and overhead allocations.  Sales and marketing expenses decreased 35% from $7.0 million in the three months ended September 30, 2000 to $4.5 million in the three months ended September 30, 2001.  Included in the three months ended September 30, 2000 was a charge of $2.2 million related to acceleration of costs under a marketing agreement.  Excluding this charge expenses decreased approximately 5%.  For the nine months ended September 30, costs decreased 11% from $16.0 million in 2000 to $14.2 million in 2001.  The decrease was related to the acceleration of costs under the marketing agreement in 2000.  Without the accelerated charges, costs increased 3% due to increased size of our sales organization.

             General and Administrative.   General and administrative expenses consist primarily of salaries and other personnel-related expenses for administrative, executive and finance personnel as well as outside advisors.  For the three-month period ended September 30, general and administrative expense was unchanged at $1.6 million in 2000 and 2001.  For the nine-months ended September 30, general and administrative expenses increased 4% from $4.6 million in 2000 to $4.8 million in 2001. This increase was to support our expanded operations group in Europe.

             Amortization of Goodwill.  Amortization expense relates to the amortization of excess purchase price over the fair value of identifiable tangible and intangible assets acquired in acquisitions recorded using the purchase method of accounting.  Amortization of goodwill expense increased 101% from $235,000 in the three months ended September 30, 2000 to $473,000 during the three months ended September 30, 2001.  For the nine months ended September 30, amortization of expense increased 45% from $705,000 in 2000 to $1.0 million in 2001.  The increases are attributed to additional amortization resulting from goodwill created by the acquisition of IntelliPrep.

             Other Income.  Interest income on cash and cash equivalents in the three months ended September 30, 2000 was $240,000 as compared to $33,000 in the three months ended September 30, 2001 due primarily to higher interest rates and cash balances in 2000.  In April 2000, we established a joint venture with SOFTBANK Corporation subsidiaries creating Click2learn Japan K.K.  We account for our portion of the joint venture’s operating results under the equity method, and in the three months ended September 30, 2000 and 2001, we recorded $170,000 and $100,000, respectively, related to our equity share of net losses.  For the nine months ended September 30, 2000 and 2001, our portion of the net losses of the joint venture were $340,000 and $300,000.

Recent Accounting Pronouncements

             In July 2001, the Financial Accounting Standards Board issues Statement No. 141 "Business Combinations" and Statement No. 142 "Goodwill and Other Intangible Assets." Statement No. 141 requires business combinations initiated after September 30, 2001 to be accounted for using the purchase method of accounting, and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. Click2Learn plans to adopt the provisions of Statement No. 141 and 142 effective January 1, 2002. Because of the extensive effort needed to comply with adopting these Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on Click2Learn's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Acquisition of IntelliPrep Technologies, Inc.

             In June 2001, Click2learn completed its acquisition of IntelliPrep Technologies, Inc. (“IntelliPrep”), a provider of technology for personalized learning for 1,812,497 shares of common stock and 450,000 options to acquire its common stock valued at $4,419,688.  In connection with the acquisition, Click2learn incurred approximately $600,000 in acquisition-related expenditures of which $301,000 was unpaid as of September 30, 2001.  The acquisition was accounted for under the purchase method of accounting and accordingly, the results of IntelliPrep’s operations are included in Click2learn’s consolidated financial statements since the date of acquisition.  Goodwill and other identifiable intangible assets of $4,710,061 was recorded in connection with the transaction and will be amortized using the straight-line method over estimated useful lives of to five years up to the date that Click2learn is required to adopt Statement 142.

Liquidity and Capital Resources

             At September 30, 2001, we had cash and cash equivalents totaling $2.9 million, a decrease of $12.4 million from December 31, 2000.  The decrease in cash during 2001 was due to uses of cash for operating expenses, payments to Go2Net of $750,000 related to a co-marketing agreement terminated in the third quarter of 2000, as well as investments of approximately $700,000 in Click2learn Japan KK and $1.0 million for the purchase of a CRM system.  Cash flows from financing activities in 2001 are primarily related to our employee stock purchase plan and our credit facility with Silicon Valley Bank, which was completed on September 4, 2001.  The Silicon Valley Bank credit facility line includes a $4.0 million revolving credit line with a term of 12 months and a $1.0 million 24 month term loan intended to finance the purchase of a customer relationship management system.  We have not made any draws against the revolving line, but the term loan was drawn during the quarter.  Both elements of the credit facility bear interest at the Silicon Valley Bank prime rate plus 1.5%.  This credit facility is secured by a general lien against our assets other than intellectual property, which is subject to a negative pledge.

             Accounts receivable at September 30, 2001 increased as compared to December 31, 2000 due primarily to a large multi-year contract to create content for the Washington National Guard.  Amounts related to this agreement at September 30, 2001 were approximately $6.3 million. At September 30, 2001, our principal source of liquidity was $13.3 million of working capital and the Silicon Valley Bank credit facility of $5 million.

             We anticipate that our cash and cash equivalents and our credit facility will be sufficient to meet our working capital needs and capital expenditures for at least the next 12 months.  Our long-term liquidity will be affected by numerous factors, including acquisitions of businesses or technologies, demand for our e-Learning solutions, the extent to which our e-Learning solutions achieve market acceptance, the timing and extent to which we invest in new technology, the expenses of sales and marketing and new product development, the extent to which competitors are successful in developing their own products and services and increasing their own market share, the level and timing of revenues and other factors.  To the extent that resources are insufficient to fund our activities, we may need additional funds to finance our operations in the future as well as to enhance our products and services, fund our expansion, respond to competitive pressures or acquire complementary businesses or technologies.  We may be unable to obtain financing on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, we may be unable to finance our operations, enhance our services, fund our expansion, respond to competitive pressures or take advantage of business opportunities and we may need to significantly restrict our operations.

Factors That May Affect Future Results of Operations

             We have a limited operating history in our current markets, which makes it difficult to predict our future performance.  Our limited operating history in our current markets makes it difficult to predict our future performance and may not provide investors with a meaningful basis for evaluating an investment in our common stock.  From our inception until early 1995, we were engaged in various research and development activities and in developing and marketing multimedia authoring products, database and Internet tools, web publishing products and other ancillary products, most of which we do not currently sell.  In 1995, we began to focus our development and marketing efforts on products and services for the enterprise learning market.  We released the Aspen platform in September 2001. Accordingly, we have a limited operating history on which to evaluate our current business and future prospects.

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

             Our future revenues are difficult to predict and we may not be able to adjust spending in response to revenue shortfalls.  Our limited operating history with our current e-Learning solutions, possible acquisitions and the emerging nature of the e-Learning market make prediction of future revenue and expenses difficult.  Expense levels are based, in part, on expectations as to future revenue and largely are fixed in the short term.  We will likely be unable to, or may elect not to, reduce spending quickly enough to offset any unexpected revenue shortfall.  If we are unable to predict future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

             Our business currently does not generate the cash needed to finance our operations, and for that and other reasons, we may need additional financing in the future, which we may be unable to obtain.  Our business currently does not generate the cash needed to finance our operations.  As a result, we may need additional funds to finance our operations in the future as well as to enhance our products and services, fund our expansion, respond to competitive pressures or acquire complementary businesses or technologies.  In addition, poor financial results, additional expenses or unanticipated opportunities that require capital commitments could give rise to additional financing requirements sooner than we expect.  We may be unable to obtain financing on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, we may be unable to finance our operations, enhance our services, fund our expansion, respond to competitive pressures or take advantage of business opportunities and we may need to significantly restrict our operations.

             We have a history of losses and anticipate continued losses in the future.  We incurred net losses of approximately $16.8 million and $10.5 million in the year ended December 31, 2000 and for the nine months ended September 30, 2001, respectively.  As of September 30, 2001, our accumulated deficit was $202.8 million.  We have not achieved profitability and expect to continue to incur operating losses at least through the year ending December 31, 2001.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

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

             The e-Learning market is in the early stages of development and may not grow to a sufficient size or at a sufficient rate to sustain our business.  The e-Learning market is in the early stages of development, and may not grow to a sufficient size or at a sufficient rate for our business to succeed.  Corporate training and education historically have been conducted primarily through classroom instruction and traditionally have been performed by internal personnel.  Although technology-based training applications have been available for several years, they currently account for only a small portion of the overall training market.  Accordingly, our success will depend on the extent to which companies migrate from traditional training methods to technology-based solutions in connection with their training activities.  In addition, our success will depend upon the extent to which companies utilize the products or services of third-party providers and whether companies adopt hosted e-Learning solutions.

             We provide a hosted solution for some of our customers through our data center.  Those users may access our e-Learning solutions over the Internet.  Any factors that adversely affect Internet usage could disrupt the ability of those users to access our e-Learning solutions, which could adversely affect customer satisfaction and therefore our business.  Factors which could disrupt Internet usage include slow access and download times, security concerns, network problems or service disruptions that prevent users from accessing an Internet server and delays in, or disputes concerning, the development of industry wide Internet standards and protocols.

             Many companies that have already invested substantial resources in traditional training methods may be reluctant to adopt a new strategy that may limit or compete with their existing investments.  Even if companies implement technology-based training or e-Learning solutions, they may still choose to design, develop, deliver or manage all or a part of their education and training internally.  If e-Learning does not become widespread, or if companies do not use the products and services of third parties to develop, deliver or manage their training needs, then our e-Learning solutions may not be commercially successful.

             Our pricing, expense and revenue model for our Aspen platform is unproven, and may not yield results sufficient for our business to succeed.  Our Aspen platform was commercially released in September 2001.  The pricing, expense and revenue models for our Aspen platform have not been tested in the marketplace and may not yield results sufficient for our business to succeed.  If the pricing is not acceptable to our customers, the Aspen platform may not be commercially successful.

             We face intense competition from other e-Learning providers and may be unable to compete successfully.  The e-Learning market is highly fragmented and competitive, with no single firm accounting for a dominant market share.  Our competitors vary in size, scope and the breadth of products and services offered.  We face competition from:

•

other developers of learning management systems, such as Saba, Docent, Thinq and Knowledge Planet, as well as publishers of e-Learning courses that sell management systems with their titles such as SmartForce or DigitalThink;

•	large professional consulting firms and in-house training departments;

•	many small, regional e-Learning and technology-based training services businesses; and

•	developers of web authoring tools.

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

             A deterioration of general economic conditions may materially and adversely affect our business.  Our revenues are subject to fluctuation as a result of general economic conditions.  A significant portion of our revenues is derived from the sale of products and services to Global 2000 companies or government agencies, which historically have reduced their expenditures for education and training during economic downturns.  In recent months, our sales force has experienced increased delays, cancellations or reductions in scope of sales opportunities as a result of the down turn in the economy.  Recent incidents of terrorism could cause the economy to weaken further.  Should the economy weaken in any future period, these organizations may further delay, cancel, or reduce their expenditures on education and training, which could adversely affect our business.

             If we are unable to build the Click2learn and Aspen brands, we may be unable to grow our business.  We believe that establishing and maintaining the Click2learn and Aspen brands will be critical to the success of our e-Learning strategy and that the importance of brand recognition will increase due to the growing number of enterprise learning software products.  We intend to increase our marketing and branding expenditures in our effort to increase our brand awareness.  If our brand building strategy is unsuccessful, these expenses may never be recovered, and our business could be materially harmed.

             Acquisitions or investments may drain capital and equity resources, divert management’s attention or otherwise harm our business.  In the future, we may acquire or make investments in other businesses, products or technologies.  Such acquisitions or investments may require that we pay significant cash, issue stock or incur substantial debt.  In addition, such acquisitions or investments may require significant managerial attention, which may be diverted from our other operations.  These capital, equity and managerial commitments may impair the operation of our business.  Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may contribute to increased fixed costs and may expose us to unanticipated liabilities.

             International expansion may impose substantial burdens on our resources, divert management’s attention or otherwise harm our business.  Our current and planned expansion into international markets will require extensive management attention and resources.  In addition, we will need to rely extensively on third-parties in foreign countries to help conduct our international operations and conduct sales and marketing efforts.  Our success in international markets consequently will depend to a large degree on the success of these third parties, over which we have little control.  If they are unwilling or unable to dedicate sufficient resources to our relationships, our international operations will suffer.  Furthermore, our efforts abroad are subject to a number of additional risks inherent in international operations, including:

•	difficulties and costs of staffing and managing foreign offices;

•	different learning styles and cultures;

•	numerous and potentially conflicting regulatory requirements;

•	export controls, import tariffs and other barriers to trade;

•	reduced protection of intellectual property rights;

•	regional political and economic instability; and

•	fluctuations in currency exchange rates.

             The loss of the services of our senior executives and key personnel would likely cause our business to suffer.  Our success depends to a significant degree on the performance of the senior management team and other key employees.  The loss of any of these individuals could harm our business.  We do not have employment agreements with several of our executives or with any other key employees, and we do not maintain key person life insurance for any officers or key employees.

             Our success also depends on our ability to attract, integrate, motivate and retain additional highly skilled technical, sales and marketing, and professional services personnel.  Competition for qualified personnel in the e-Learning and enterprise software industries is intense.  To the extent we are unable to attract and retain a sufficient number of additional skilled personnel, our business will suffer.

             Our software may contain defects or otherwise perform improperly.  Our Aspen platform was released in September 2001.  Software products frequently contain errors or failures, especially when first introduced or when new versions are released.  In the past, we have discovered errors in our products after their initial release.  Because our e-Learning products are complex software packages targeted at enterprise customers in an emerging market, customers and potential customers may have a greater sensitivity to product defects or product integration than the market for software products generally.  Product defects could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation, or increased service and warranty costs.

             Our intellectual property may become subject to legal challenges, unauthorized use or infringement, any of which could diminish the value of our products and services.  Our success depends in large part on our proprietary technology.  We rely on a combination of copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods to protect our proprietary technology.  While we have patent applications pending, we do not have issued patents for any of the technology underlying our Aspen platform.  If we fail to successfully enforce our intellectual property rights, the value of these rights, and consequently the value of our products and services to our customers, could diminish substantially.  It may be possible for third parties to copy or otherwise obtain and use our intellectual property or trade secrets without our authorization, and it may be possible for third parties to independently develop substantially equivalent intellectual property.

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

             An increase in traffic may strain our hosted e-Learning systems, and our hosted e-Learning systems are vulnerable to other technical malfunction.  The systems that support our hosted e-Learning solutions may be unable to accommodate an increased volume of traffic.  Internet sites and service providers have been subject to denial of service attacks, in which unauthorized persons intentionally overload systems with a heavy volume of traffic.  Consequently, our hosted e-Learning systems may experience slower response times or other problems.  In addition, we depend on Internet service providers and telecommunications companies and the efficient operation of their computer networks and other computer equipment for the operation and delivery of our hosted e-Learning solutions.  Each of these has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems.  Any delays in response time or performance problems could cause users to perceive our systems as not functioning properly and therefore not use our hosted e-Learning solutions for their training needs.

             Security and privacy breaches could subject us to litigation and liability and deter consumers from using our hosted e-Learning solutions.  Our hosted e-Learning solutions are often delivered over the Internet.  The Internet is a public network and data is sent over this network from many sources.  Although we take reasonable steps to ensure the security of our hosted solutions, computer viruses could be introduced into our systems or those of our customers, which could disrupt our hosted e-Learning solutions or make them inaccessible to users.  In addition, well-publicized Internet security breaches could deter customers from using the Internet to conduct transactions that involve the transmission of confidential information.  We cannot predict the extent to which transactions over the Internet will be, or will be perceived to be, secure against breaches by third parties.  As a result, we cannot be certain the Internet ultimately will become widely accepted for the delivery of e-Learning solutions.

             We could become subject to litigation and liability if third parties penetrate security for our hosted e-Learning solutions or otherwise misappropriate our users’ confidential information.  Advances in computer capabilities, new discoveries in the field of cryptography or other technological events or developments could result in compromises or breaches of our security systems.  Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations.  We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches.  Furthermore, to the extent that our hosted e-Learning solutions may involve the storage and transmission of proprietary information, security breaches could expose us to a risk of loss or litigation and possible liability.

             We depend on third-party technology, the loss of which could materially harm our business.  We use licensed third-party technology in our e-Learning solutions.  Future licenses to this technology may not be available to us on commercially reasonable terms, or at all.  The loss of or inability to obtain or maintain any of these technology licenses could result in delays in the introduction of new products or could force us to discontinue offering portions of our e-Learning solutions until equivalent technology, if available, is identified, licensed and integrated.  Furthermore, we may become subjected to legal claims related to licensed technology based on defamation, negligence, product liability, infringement of intellectual property or other legal theories.

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

             We face the risk of liability for failures to meet unique customer requirements, and the risk of cost overruns on fixed-price projects.  The failure or inability to meet a customer’s unique expectations or requirements in the performance of services could impair our reputation or result in a claim for damages, regardless of our responsibility for the failure.  Although we generally attempt to contractually limit our liability for damages arising from product defects and other mistakes in rendering professional services, these contractual protections are not always obtained and may not be enforced or otherwise may not protect us from liability.  Our insurance may not be sufficient to cover any of these claims.

             Our debt covenants may significantly restrict our operations.  We are subject to numerous covenants in our agreement with Silicon Valley Bank that impose financial and operating restrictions on our business.  These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise, and may adversely affect the conduct of our current business.  These covenants place restrictions on our ability to, among other things:

•	incur more debt;

•	pay dividends, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	use assets as security in other transactions;

•	enter into transactions with affilitates;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

•	create liens on our assets; and

•	extend credit.

             In addition, the terms of our indebtedness require that we meet certain financial ratios and tests.  The covenants governing our existing indebtedness restrict our operations and those of our subsidiaries, and these limitations could impair our ability to meet such financial ratios and tests.  In addition, our ability to meet these ratios and tests and to comply with other provisions governing our indebtedness may be affected by changes in economic or business conditions or other events beyond our control.  Moreover, our failure to comply with our debt-related obligations could result in an event of default which, if not cured or waived, could result in an acceleration of our indebtedness.

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

             Foreign Currency Exchange Risk.  We have foreign currency risk because of foreign subsidiary activities.  For the three months ended September 30, 2001, revenues from foreign subsidiaries accounted for approximately 4% of total revenues. All foreign subsidiaries use the local currency as their functional currency.

             Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the foreign subsidiaries.  These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States.  We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation.  As exchanges rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.  The effect of foreign exchange rate fluctuations for the three and nine months ended September 30, 2001 was not significant.  Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

             ComVest Venture Partners, L.P. v, Click2learn, Inc., Supreme Court of the State of New York, County of New York, No. 01604817.  On October 10, 2001, ComVest Venture Partners, L.P. (“ComVest”) filed suit against us alleging that we breached our obligations under a term sheet to allow them to purchase shares of our common stock and warrants for the purchase of additional shares.   ComVest is seeking damages in the amount of $2.5 million plus unspecified punitive damages.  The parties are currently involved in settlement discussions.

Item 2.	Changes In Securities and Use of Proceeds
Not Applicable.
Item 3.	Defaults Upon Senior Securities.
Not Applicable.
Item 4.	Submission of Matters to a Vote of Securities Holders.
Not Applicable.
Item 5.	Other Information.

             Management Changes.  In October 2001, we appointed Dennis Worsley as Executive Vice President, Worldwide Sales and Marketing.  Prior to joining Click2learn, Mr. Worsley was with Saba Software, Inc. since April 1999, where he held a number of sales management positions and was most recently responsible for managing Saba’s worldwide sales organization.  From April 1997 to April 1999 he was Senior Territory Manager with PeopleSoft, Inc. and from September  1995 to April 1997 he was a Territory Manager with Oracle Corporation.  Prior to that Mr. Worsley held a number of sales positions in the pharmaceutical industry.  Mr. Worsley holds bachelors degrees in cellular and molecular biology and biochemistry from California State University at Northridge.

Credit Facility.  On September 4, 2001, we completed a $5.0 million credit facility with Silicon Valley Bank consisting of a $1.0 million term loan and a $4.0 million revolving line of credit.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits.

	2.1	Employment Agreement dated as of October 1, 2001 by and between Click2learn and Dennis Worsley.

	2.2	Loan and Security Agreement dated as of September 2, 2001 by and between Click2learn and Silicon Valley Bank.

	3.1	Articles of Incorporation

(b)	Reports on Form 8-K.

Not applicable.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICK2LEARN, INC.

November 14, 2001	/s/John D. Atherly

Date	John D. Atherly
Vice President, Finance and Administration and Chief Financial Officer
(Duly Authorized Officer and Chief Accounting Officer)