Form 10-K
period 2001-12-31
CLICK2LEARN INC/DE/
filed 2002-04-01
CIK 1052327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Common Stock, $0.01 par value per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X           No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of common stock held by non-affiliates of the registrant as of March 1, 2002 was $54,964,496.

      The number of shares outstanding of the registrant’s common stock as of March 1, 2002 was 24,250,697.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 29, 2002 are incorporated by reference into Part III.

CLICK2LEARN, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2001

PART I

      This Annual Report and the documents incorporated herein by reference include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Annual Report or in any document incorporated by reference are forward-looking. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “intend”, “believe” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Item 1.     Business

Overview and History

      We are a leading developer and provider of enterprise e-Learning solutions for businesses, government agencies and educational institutions. We design, develop, market, license and support an integrated suite of e-Learning software products and related services that allow our customers to cost-effectively create, personalize and manage the delivery of educational content across their extended enterprise of employees, suppliers, distributors and customers. We recently introduced our new Aspen Enterprise Learning Platform (“Aspen”), a suite of software products that unifies collaborative content development, personalized content delivery and comprehensive learning management in an integrated system designed to be open, flexible and scalable. We also offer a range of professional services to support our e-Learning software products.

      Our e-Learning solutions focus on the needs of organizations that realize the ability to provide relevant and up-to-date knowledge when and where it is needed throughout the extended enterprise is critical to their overall success. We provide our e-Learning solutions to customers across a broad range of industries including financial services, accounting, healthcare, insurance, technology, manufacturing, telecommunications, transportation, utilities, government and education.

      We were originally incorporated as Asymetrix Corporation in the State of Washington in 1984 and developed and marketed a wide range of software products. In 1995, we focused our business on the e-Learning market and we released our first authoring tool focused specifically on the creation of e-Learning content. We created our first learning management system in 1997 and our first web-based collaborative content development system in 1999. As a result of our decision to focus on e-Learning, we divested several product lines and made a number of acquisitions to strengthen our position in this market, and we changed our name to Asymetrix Learning Systems, Inc. In connection with our initial public offering in June 1998, we reincorporated as a Delaware corporation and in 2001, we changed our name to Click2learn, Inc.

      In 2001, as part of our ongoing focus on the Aspen platform, we acquired IntelliPrep Technologies, Incorporated (“IntelliPrep”) and made the decision to discontinue investing in our e-Learning Network, our hosted application service platform. We intend to migrate our e-Learning Network customers to Aspen as their existing contracts expire. We also decided to limit our services offerings to those directly related to the Aspen platform and our ToolBook II product line. As a result, in January 2002 we sold the majority of our custom content development business to NIIT (USA), Inc. (“NIIT”), the U.S. operation of NIIT Limited, a global custom software development firm.

Products and Services

      We offer the following products and services:

      Aspen Enterprise Learning Platform. Aspen is a suite of three software products, each of which can be implemented on a stand-alone basis or in any combination. The Aspen product suite unifies collaborative content development, personalized content delivery and comprehensive learning management in an integrated system designed to be open, flexible, modular, and scalable. Each product in the Aspen suite is designed to offer comprehensive support for industry standards such as SCORM, AICC, and IMS Packaging specifications, and to work together with other standards-compliant e-Learning products. The open architecture of Aspen and a well-defined software development kit make it possible for developers to integrate Aspen with other enterprise applications such as systems for enterprise resource planning, supply chain and customer relationship management, human resources, e-commerce and financial management. We offer Aspen as a behind-the-firewall solution for implementation on our customers’ information systems or hosted at our data center. Aspen can be licensed on a perpetual or subscription basis.

      The Aspen suite includes the following three products, which are generally licensed based on the number of individual users of the particular product:

•	Aspen Content Development Server (“Aspen CDS”). Aspen CDS enables customers to collaboratively create standards-compliant learning content in the form of reusable learning objects. Aspen CDS is designed to provide the instructional design, workflow, collaboration and management capabilities that enable a distributed team of subject matter experts, instructional designers and software developers to rapidly and cost-effectively develop engaging and flexible e-Learning courses. Courses created with Aspen CDS are designed to integrate with other standards-compliant learning management systems.

•	Aspen Learning Experience Server (“Aspen LXS”). Aspen LXS is designed to provide an individual learner with a personalized learning experience that promotes rapid learning and knowledge exchange through adaptive delivery, collaboration tools, guided study paths, knowledge exchange tools and personalized feedback options. For example, Aspen LXS can adapt courses to the needs of individual learners by providing a guided path through the learning objects within a course. Aspen LXS includes features designed to increase learning effectiveness by annotating and highlighting relevant content, allowing the learner to access communities of experts for assistance with difficult subject matter and share knowledge, insights and experience with other learners.

•	Aspen Learning Management Server (“Aspen LMS”). Aspen LMS is designed to allow organizations to manage learning resources from a central location and provide managers throughout the organization with access to those resources. Aspen LMS manages e-Learning, instructor-led training and other types of learning through a single interface, enabling organizations to efficiently use learning resources from a variety of sources, including custom content created with Aspen CDS and other standards-compliant content authoring programs, as well as commercially available content offerings. Aspen LMS also includes tools to analyze learning performance and capture data about the learning process at the learning-object level, providing organizations with the ability to quickly increase the effectiveness of their learning resources.

      ToolBook II Products. In addition to Aspen CDS, we offer our ToolBook II Instructor and ToolBook II Assistant e-Learning content creation products targeted at small teams or individual authors that do not require the collaborative capabilities and learning object functionality of Aspen CDS. These products enable our customers to create their own media-rich interactive e-Learning content for deployment on the Aspen platform, other standards-compliant e-Learning delivery systems or CD-ROM. ToolBook II Instructor is a multimedia development system for creating sophisticated e-Learning applications that is targeted at professional software developers. ToolBook II Assistant is designed to be an easy-to-use authoring product that automates much of the process of developing e-Learning applications and is targeted at learning professionals or content experts. Both products are designed to integrate with the Aspen platform and are licensed on a per copy basis.

      Professional Services. We complement our Aspen and ToolBook II product offerings with a range of professional services to enable our customers to develop, implement, evaluate and maintain their e-Learning solutions. Our professional services offerings include:

•	Strategic Consulting. We assist our customers in evaluating their e-Learning needs, using e-Learning to increase effectiveness or add value to current offerings, developing e-Learning business models, defining a solution that best meets their e-Learning needs and providing on-going consulting on the effectiveness of their solution and return on investment.

•	Systems Integration. We provide the services necessary to implement and customize our customers’ e-Learning solutions and to integrate Aspen with our customers’ content, information systems and enterprise applications.

•	Training and Technical Support. We offer training that helps organizations become more self-reliant in the use of our products and in e-Learning generally, and we offer technical support and maintenance packages for our products.

      A significant portion of our professional services business in 2001 consisted of developing custom e-Learning content. Although we sold the majority of our custom content development business to NIIT in January 2002, we will continue to provide custom content development services to the Washington National Guard at least through 2002.

Customers

      We provide our e-Learning products and services to customers across a broad range of industries including financial services, accounting, health care, insurance, computer hardware and software, manufacturing, networking, telecommunications, government and education. The following is a partial list of our significant customers in 2001:

Technology/ Telecommunications

AT&T
Avaya
Charter Communications
Fujitsu Network Communications
Microsoft
Symantec
Williams Information Services

Other Industries

Accenture LLP
Albertson’s Inc.
American Airlines
Burlington Northern Santa Fe
Georgia Pacific
Pfizer
Phillips 66
Stream International
Starwood Hotels and Resorts	Financial Services

Allfirst Bank
American Express
Barclays Bank
Citicorp
CUNA Mutual Group
Credit Suisse First Boston
Fidelity Investments
Conseco Finance
JP Morgan Chase & Co.
New York Stock Exchange
Washington Mutual
Wells Fargo Bank

Government/ Non-profit

American Cancer Society
Memorial Sloan-Kettering Cancer Center
Tufts Managed Care Institute
Washington National Guard

      The Washington National Guard accounted for 17.5% of our total consolidated revenues and 38.6% of our Content Services revenues during 2001. See Management’s Discussion and Analysis at page 12 for a description of Content Services revenues and our other revenue categories. Although the Washington National Guard will continue to be a significant customer in 2002, we anticipate it will account for a smaller percentage of our total consolidated revenues for 2002. However, with the sale of the custom content development business other than the Washington National Guard contract to NIIT, we expect that the Washington National Guard will account for a significantly higher percentage of our Content Services revenue during 2002. No other single customer accounted for 10% or more of our total consolidated revenues in any of the last three fiscal years.

Competition

      The e-Learning market is a new market that is quickly evolving and subject to rapid technological change. The market is also highly fragmented, with no single competitor holding a dominant market position. Because there are no significant barriers to entry in this market, we expect a number of new competitors to enter this market in the future. We face competition from a variety of companies in different segments of the e-Learning market. The Aspen platform faces competition from vendors of other learning or content management systems, such as Saba and Docent, and other companies, including existing enterprise software vendors, may enter the e-Learning market in the future. Our ToolBook II products face competition from other web authoring products.

      The principal competitive factors affecting the market for e-Learning include:

•	the features and functionality of e-Learning solutions;

•	scalability and the ability to integrate with a variety of content and other e-Learning and enterprise software products;

•	the scope and quality of professional services offered;

•	pricing;

•	customer service and support;

•	reputation and financial position of the provider; and

•	the effectiveness of sales and marketing efforts.

      Although we believe our solutions compete favorably with respect to all these factors, we may not be able to maintain a competitive position against current and potential competitors.

Sales and Marketing

      As of December 31, 2001, our combined sales and marketing organization consisted of 98 employees based at our corporate headquarters in Bellevue, Washington and at other locations throughout the United States, Canada and the United Kingdom. We sell our solutions primarily through a direct sales force consisting of field sales representatives focused on selling larger Aspen implementations and related services. We also have inside sales representatives focused on selling the ToolBook II authoring products and smaller Aspen licenses. Our sales organization also includes sales engineers who provide technical expertise, architect the technical aspects of our e-Learning solutions, assist in proposal preparation and provide ongoing sales support. We expect to add to our direct sales force in the future.

      Although in the past we have not used resellers significantly in marketing our e-Learning solutions other than the ToolBook II products, during 2001 we expanded our distribution through key strategic partnerships. We signed an agreement with Accenture LLP to enable them to market Aspen to their clients and we have established several new reseller relationships to bring the Aspen platform to a number of additional markets in Europe, Asia and the Pacific Rim. Sales to resellers accounted for 7% of total revenues in 2001, and may increase in future years. We expect to appoint additional resellers for the Aspen platform and ToolBook II products in the future.

      International revenue, based on the origin of the customer, accounted for 16%, 6% and 13% of our total revenue for 1999, 2000 and 2001, respectively. We believe that the e-Learning market is still in the early stages of development outside the United States, but that businesses in many other regions of the world are beginning to undertake e-Learning initiatives. We intend to continue to expand internationally by releasing Aspen in additional languages and establishing additional reseller relationships to expand the geographic reach of our e-Learning solutions.

      We conduct a variety of marketing programs to promote our e-Learning solutions, including advertising in national business and technology magazines and trade publications, major trade shows, direct mail and e-mail campaigns, public seminars, web-based seminars, and public relations activities focused on company news and successful applications of our e-Learning solutions. In cooperation with the publisher of Training and Online Learning magazines, we are founding sponsors of the largest e-Learning conference in the industry. The next conference will be held in September 2002 in Anaheim, California. We also participate as an exhibitor and speaker at numerous training and e-Learning trade shows and we maintain an area on our web site where potential customers can obtain information about e-Learning and our solutions.

Research and Development

      We believe our long-standing focus on technology has attracted qualified engineering and other technical personnel and has contributed to our core technology capabilities. In May 2001, we significantly enhanced our engineering team with the acquisition of IntelliPrep, which brought a number of engineers who had previously held senior positions within Microsoft Corporation’s engineering organization. Our principal research and development groups are located in Bellevue, Washington and Rochester, New York. Research and development expenses were $7.4 million, $9.5 million and $8.9 million in 1999, 2000 and 2001, respectively and represented 21%, 22% and 20% of total revenue in those periods.

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

Proprietary Rights

      Our e-Learning solutions are based on technology that is primarily internally developed, although some portions are licensed from third parties. We rely on a combination of copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods to protect our intellectual property. We also enter confidentiality agreements with our employees and consultants, and control access to our proprietary information. Despite our precautions, however, unauthorized parties may copy or otherwise obtain or use our intellectual property and other companies may independently develop equivalent technology or intellectual property.

      We use the following trademarks in the conduct of our business: CLICK2LEARN, ASPEN, TOOLBOOK II ASSISTANT and TOOLBOOK II INSTRUCTOR.

Employees

      As of December 31, 2001, we had 356 full-time employees, including 73 in research and development, 98 in sales and marketing and technical support, 138 in professional services and 47 in operations and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good. In connection with the sale of the majority of our custom content development business to NIIT in January 2002, 52 of our employees became employees of NIIT or were terminated.

Item 2.     Properties

      Our corporate headquarters and executive offices are located in Bellevue, Washington in approximately 35,293 square feet of leased office space, with the lease term expiring in October 2003. We also maintain regional offices in Fort Worth, Texas; Framingham, Massachusetts; London, England and Rochester, New York. Offices in Halifax, Nova Scotia and Atlanta, Georgia will be closed in 2002 in connection with the sale of the majority of our custom content development business to NIIT. We believe that our current facilities will be adequate to meet our needs, or that alternate leased space will be available at reasonable rates to meet our needs for the foreseeable future.

Item 3.     Legal Proceedings

      From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. We are not a party to any litigation or other legal proceeding that, in the opinion of management, could have a material adverse effect on our business, operating results and financial condition, except as described below.

      ComVest Venture Partners, L.P. v. Click2learn, Inc., Supreme Court of the State of New York, County of New York, No. 01604817. On October 10, 2001, ComVest Venture Partners, L.P. (“ComVest”) filed suit against us alleging that we breached our obligations under a term sheet to allow them to purchase shares of our common stock and warrants for the purchase of additional shares. On November 12, 2001, the parties executed a settlement agreement and the suit was formally discontinued by stipulation on December 20, 2001.

      Richard B. Grant v. Asymetrix Corporation, No. CV-96-3635 HLH, Central District of California. On May 21, 1996, Richard B. Grant filed a complaint alleging that our ToolBook and Multimedia ToolBook products infringe a patent owned by him and seeking unspecified damages. We have received an opinion from patent counsel that the products do not infringe this patent and that the patent is invalid. This action is still in the discovery stage, and it is not yet possible to assess the likelihood of its outcome. Currently discovery in the case has been stayed pending the court’s ruling on the interpretation of the patent claims. Although we believe that we do not infringe this patent and that the patent is invalid, and although we intend to defend this action vigorously, the results of litigation can never be predicted with certainty. An adverse outcome in this litigation could have a material adverse effect on our business, operating results and financial condition. Moreover, the costs of defending the action, regardless of outcome, could be time-consuming, distract management personnel and have a negative effect on our business.

Item 4.     Submission of Matters to a Vote of Securities Holders

      Not applicable.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Stockholder Matters

      Since the initial public offering, our common stock has been listed on the Nasdaq National Market, originally under the symbol ASYM and currently under the symbol CLKS. The following table sets forth the high and low sales prices per share for each fiscal quarter during 2000 and 2001.

Fiscal Quarter	High	Low

2000
First Quarter	$22.94	$9.75
Second Quarter	20.38	7.00
Third Quarter	19.94	11.25
Fourth Quarter	18.25	7.00
2001
First Quarter	$10.25	$1.03
Second Quarter	2.73	1.00
Third Quarter	4.35	1.50
Fourth Quarter	3.82	2.25

      As of March 1, 2002, there were 219 holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of stockholders, we are unable to estimate the actual number of stockholders represented by these record holders. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance growth and, thus, we do not anticipate paying any cash dividends in the foreseeable future.

      The stock market from time to time has experienced significant price and volume fluctuations. In addition, the market price of our common stock has been highly volatile since our initial public offering. Factors such as fluctuations in our operating results, announcements of technological innovations or introductions of new products by us or our competitors, analysts’ reports and projections and general market conditions may have a significant effect on the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. The institution of such litigation against us could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business.

Recent Sales of Unregistered Securities

      In a private placement transaction closing on November 20, 2001 and December 10, 2001, we sold 3,680,000 shares of our common stock to several accredited investors for an aggregate purchase price of $9.2 million in cash. In connection with the purchase of the common stock, we issued the investors warrants for the purchase of an additional 1,840,000 shares of common stock at an exercise price of $4.00 per share.

      Jefferies & Company, Inc. (“Jefferies”) acted as placement agent in connection with a portion of the private placement closings on November 20, 2001 and December 10, 2001 and was paid commissions of $456,750. Jefferies was also issued warrants for the purchase of 64,200 common shares on November 20, 2001 and for the purchase of 28,200 common shares on December 10, 2001, both at an exercise price of $2.50 per share.

      ComVest acted as placement agent in connection with a portion of the private placement closing on November 20, 2001 and was paid commissions of $70,000. ComVest was also issued warrants for the purchase of 12,000 common shares on November 20, 2001, at an exercise price of $2.50 per share. ComVest was also an investor in the November 20, 2001 private placement closing and purchased stock and warrants at the same price and on the same terms and conditions as the other investors in that transaction.

      Commonwealth Associates, L.P. (“Commonwealth”) acted as placement agent in connection with a portion of the private placement closing on November 20, 2001 and was paid commissions of $105,000. Commonwealth was also issued warrants for the purchase of 18,000 common shares on December 10, 2001, at an exercise price of $2.50 per share.

      The sale of shares and warrants was made only to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933 as amended (“the Act”) and was therefore exempt under the Act. The shares sold in the private placement and issuable upon exercise of the warrants were subsequently registered for resale pursuant to a Registration Statement on Form S-3. The proceeds have and will be used for working capital requirements.

      The warrants are exercisable at any time prior to their expiration dates in whole or in part upon the payment of the exercise price for the number of shares with respect to which the warrants are being exercised. In addition, the warrants may be exercised on a net exercise basis, pursuant to which the exercise price for an exercise of warrants is paid by the cancellation of a portion of the shares being exercised having a fair market value equal to the exercise price for all the shares being exercised. However, a net exercise may only be made if there is not an effective registration statement in place on the date of such exercise covering the resale of the warrant shares. The terms of the warrants are summarized in the following table:

	Total No. of	Exercise
Warrant Holder(s)	Common Shares	Price	Expiration Date

November 20, 2001 Investors	1,370,000	$4.00	November 20, 2008
December 10, 2001 Investors	470,000	$4.00	December 10, 2008
Jefferies	64,200	$2.50	November 20, 2006
Jefferies	28,200	$2.50	December 10, 2006
ComVest	12,000	$2.50	November 20, 2006
Commonwealth	18,000	$2.50	December 10, 2006

Item 6.	Selected Consolidated Financial Data

	Years Ended December 31,

	1997	1998	1999	2000	2001

	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Tools	$19,759	$17,914	$15,312	$8,602	$6,983
Content services	4,305	12,889	13,778	21,461	17,062
Platforms	1,641	2,549	5,643	12,494	21,046

Total revenue	25,705	33,352	34,733	42,557	45,091

Cost of revenue:
Tools	3,759	2,934	3,646	1,821	1,546
Content services	3,032	10,860	11,173	18,460	16,394
Platforms	579	623	1,258	1,903	3,536

Total cost of revenue	7,370	14,417	16,077	22,184	21,476

Gross margin	18,335	18,935	18,656	20,373	23,615

Operating expenses:
Research and development	8,423	6,113	7,425	9,535	8,869
Sales and marketing	14,704	14,149	15,977	20,530	18,536
General and administrative	4,491	5,767	5,227	6,623	6,457
Amortization of goodwill and impairment charges	119	825	888	946	9,134
Acquired in-process research and development	4,064	—	—	—	—

Total operating expenses	31,801	26,854	29,517	37,634	42,996

Loss from operations	(13,466)	(7,919)	(10,861)	(17,261)	(19,381)
Other income (expense)	(228)	2,760	856	475	(200)

Net loss	$(13,694)	$(5,159)	$(10,005)	$(16,786)	$(19,581)
Accretion of redemption value of redeemable common stock	—	(1,370)	—	—	—
Non cash dividend associated with preferred stock	—	—	(2,754)	—	—

Net loss attributable to common stockholders	$(13,694)	$(6,529)	$(12,759)	$(16,786)	$(19,581)

Net loss per common share, basic and diluted	$(2.17)	$(.62)	$(.87)	$(.99)	$(.99)

Weighted average common shares outstanding, basic and diluted	6,306	10,599	14,626	16,956	19,748

Balance Sheet Data:
Cash and cash equivalents	$2,541	$21,713	$19,481	$15,321	$9,553
Working capital (deficit)	(66)	24,913	27,818	21,801	20,877
Total assets	22,169	43,622	49,406	44,880	39,354
Long-term obligations	425	268	92	4	417
Stockholders’ equity	8,958	37,010	41,355	35,053	29,560

(a)	Historical information was restated to reflect the combination of Click2learn and Meliora in 1998, accounted for as a pooling-of-interests.

(b)	Historical results of operations are not necessarily indicative of future results. Refer to the “Factors that May Affect Future Results of Operations” under Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the discussion of factors which may impact future results.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our Consolidated Financial Statements and related Notes thereto included elsewhere in this Report.

Overview

      We are a leading developer and provider of enterprise e-Learning software products and services for companies, government agencies and educational institutions. We design, develop, market, license and support an integrated suite of e-Learning software products and related services that allow our customers to cost-effectively create, personalize and manage the delivery of educational content. In the third quarter of 2001, we introduced our new Aspen platform that unifies collaborative content development, personalized content delivery and comprehensive learning management in an integrated system designed to be open, flexible and scalable. We provide our e-Learning products and services to customers across a broad range of industries including financial services, accounting, healthcare, insurance, technology, manufacturing, telecommunications, transportation, utilities, government and education.

      We group revenues around the primary components of our solutions: Platforms, Content Services and Tools.

      Platforms revenues include software licenses, subscription and hosting fees, implementation, customization, training and support related to the Aspen platform, our Ingenium learning management system, the precursor product to the Aspen Learning Management Server, and our e-Learning Network, an Internet e-Learning ASP offering that is not material to our current business.

      Content Services revenues are derived from the creation of custom e-Learning courses, consulting, fees for licensing, implementing and hosting our Rapid e-Learning Development System (“ReDS”) and sales of third party off-the-shelf content. ReDS is a collaborative development system that was licensed in connection with custom content development engagements and is no longer offered.

      Tools revenues primarily include software licenses, technical support and training related to our ToolBook II line of products.

      We recognize revenues for software licenses upon shipment; for technical support, subscription licenses and hosting evenly over the life of the contract; and for services such as content development and implementation based on the percentage of completion method or on a time and materials basis. We recognize non-refundable royalty advances paid by resellers or distributors upon execution of the agreement and shipment of the master copy of the software. To the extent royalties exceed the advances they are recognized as earned based on regular reports from such resellers or distributors.

      Costs related to revenues consist of media, manuals, royalties, packaging and distribution for software licenses and primarily salaries and overhead for service related offerings. Costs of revenues for the Platforms and Tools categories are similar due to a relatively high mix of software licenses versus services with costs averaging 15% to 25% of related revenue. Contrasting the mix for Platforms and Tools, Content Services consist primarily of relatively high personnel costs associated with providing professional services compared to the lower materials, packaging and other costs of software.

Critical Accounting Policies and Estimates

      Our critical accounting policies and estimates are as follows:

•	Revenue recognition

•	Estimating allowances for sales returns and the allowance for doubtful accounts

•	Valuation of long-lived assets and goodwill

      Revenue recognition. We report our revenue in three categories Tools, Content Services, and Platforms. Tools include software licenses and technical support and training for ToolBook II and other products. Content Services includes custom development of e-Learning courses, consulting, licensing and fees for ReDS, and royalties from resale of third party content. Platforms includes software licenses, subscription and hosting fees, implementation, and training and support for the Aspen platform as well as Ingenium and the e-Learning Network.

      We recognize revenue pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software.

      For all sales, we use either a binding purchase order or signed agreement, depending on the nature of the transaction, as evidence of an arrangement. Sales through our reseller are evidenced by a master agreement governing the relationship.

      For software license fees in single element arrangements and multiple element arrangements which do not include customization or consulting services, delivery typically occurs when the product is shipped to customers.

      At the time of each transaction, we assess whether the fee associated with our revenue transactions is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, is based upon a variable matrix such as a minimum level of distribution or is subject to refund, we account for the fee as not being fixed and determinable. In these cases, we defer revenue and recognize it when it becomes due and payable.

      We assess the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer revenue until the time collection becomes reasonably assured.

      For multiple element arrangements, when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, we recognize revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, we defer revenue for the fair value of its undelivered elements such as consulting services and product support and upgrades, and recognize the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. Company-specific objective evidence is established for support and upgrades of standard products for which no installation or customization is required based upon the amounts we charge when support and upgrades are sold separately. Company-specific objective evidence is established for consulting and installation services based on the hourly rates we charge for our employees when they are performing these services provided we have the ability to accurately estimate the hours required to complete a project based upon our experience with similar projects. For multiple element arrangements involving installation or customization, Company specific objective evidence is established for support and maintenance arrangements if our customers have an optional annual renewal rate specified in the arrangement and the rate is substantive.

      Professional services revenue is recognized from fixed price contracts as services are provided or by using the percentage-of-completion method of accounting, based on the ratio of costs incurred to the total estimated project cost, for individual fixed-price contracts. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident. Professional services revenue from time and materials contracts and training services is recognized as revenue as services are performed.

      We recognize revenue from non-refundable minimum royalty agreements from distributors or resellers upon delivery of product to the distributor or reseller, provided no significant obligations remain outstanding and the conditions of SOP 97-2 have been met. Additional royalties are recognized as revenue to the extent the minimums are exceeded when earned, based on the distributor’s or reseller’s contractual reporting obligations.

      Revenue from subscription licenses, hosting agreements and support agreements is recognized on a straight-line basis over the life of the contract. Revenues from the e-Learning Network include site fees, hosting, royalties, and content sales. The revenues are determined by individual contracts, one to three years in length, which specify functionality of the site and the commerce conducted on the site. The e-Learning Network fees are recognized ratably over the life of the contract. Content revenue is either recognized evenly over the life of the contract for course usage on bundled curriculum courses or recognized at the time of the purchase of individual e-Learning courses. Revenues from tangible goods, including books, videotapes and CD-ROMs are recognized at the time of shipment.

      Allowances for Sales returns and doubtful accounts. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing reserves for sales returns and the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates. Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze the age of accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

      Valuation of long-lived assets and goodwill. We assess the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include poor economic performance relative to expected historical or projected future operating results, significant negative industry, economic or company specific trends, significant declines in valuations of similar businesses in comparison with the market valuations at the time the Company invested in the acquired businesses and changes in the manner of our use of the assets or the plans for our business. If we were to determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As a result of our analysis, we recorded an impairment charge for goodwill related to our custom e-Learning content development business of $7.6 million in 2001.

      In 2002, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we will cease to amortize goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Results of Operations

      The following table presents Click2learn’s results of operations as a percentage of total revenue for the periods indicated.

Statement of Operations Data:	1999	2000	2001

Revenue:
Tools	44.1%	20.2%	15.5%
Content services	39.7	50.4	37.8
Platforms	16.2	29.4	46.7

Total revenue	100.0	100.0	100.0

Cost of revenue:
Tools	10.5	4.3	3.4
Content services	32.2	43.4	36.4
Platforms	3.6	4.5	7.8

Total cost of revenue	46.3	52.2	47.6

Gross margin	53.7	47.8	52.4

Operating expenses:
Research and development	21.4	22.4	19.7
Sales and marketing	46.0	48.2	41.1
General and administrative	15.0	15.6	14.3
Amortization of goodwill and impairment charges	2.6	2.2	20.3

Total operating expenses	85.0	88.4	95.4

Loss from operations	(31.3)	(40.6)	(43.0)

Other income (expense):
Other income	0.1	0.0	0.2
Interest income, net	2.4	2.3	0.2
Equity in losses of affiliate	0.0	(1.2)	(0.8)

Total other income (expense)	2.5	1.1	(0.4)

Net loss	(28.8)%	(39.5)%	(43.4)%

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

      Revenue. Our total revenue increased 6% from $42.6 million in 2000 to $45.1 million in 2001. Growth was attributable to our focus on the Platforms portion of our business and new customers choosing these systems to address their e-Learning technology requirements.

      The following table sets forth for the periods indicated the year over year revenue growth or decline for each category of revenue:

	Years Ended December 31,

	2000	2001

Revenue growth (decline):
Tools	(44%)	(19%)
Content Services	56%	(21%)
Platforms	121%	68%

Total revenue growth	23%	6%

      Platforms revenue includes revenue from software licenses and services associated with our new Aspen platform. The Aspen platform is the evolution of our strategy to provide an integrated e-Learning platform to address the need to manage individual users and multiple types of content, personalize the learning experience, and manage the creation of content. The Aspen platform was officially launched in the third quarter of 2001 by integrating the latest release of our Ingenium Learning Management System, now known as Aspen Learning Management Server (LMS), with two new server products, the Aspen Learning Experience Server (LXS) and the Aspen Content Development Server (CDS). We experienced higher overall Platforms revenue in the last two quarters of 2001 as a result of the release of the Aspen product suite. We experienced full year Platforms revenue growth of 68% from $12.5 million in 2000 to $21.0 million in 2001. For overall revenue growth to continue, sales growth of the Aspen platform must continue to trend upwards.

Offsetting the growth of our Platforms business in 2001 were declines in the Tools and Content Services revenue categories.

      The Tools category is comprised primarily of revenue from the sale of software licenses and services related to our Toolbook II line of products. In 1998, we made the decision to focus our primary research and development (R&D) and sales and marketing efforts on the platform technology area of e-Learning. As a result, Tools has declined as a percentage of our total revenue and in absolute revenue dollars. Tools revenue declined 19% from $8.6 million in 2000 to $7.0 million in 2001. We do not anticipate increasing our Tools related R&D or sales and marketing investments from their current levels in the near term. As a result we do not expect Tools related revenues to increase and they are likely to continue to decline.

      The Content Services category of revenue consists of custom content development, consulting services and to a lesser extent the sale of third party content. The demand for the services portion of this category grew significantly in 2000 as new customers adopted e-Learning and contracted for the creation of custom content. In 2001, the general economic decline resulted in an overall decrease in budgets for these services. Customers reduced their spending and sought the lowest cost alternatives, resulting in a large portion of the custom content development market moving outside of the United States. As a result, we significantly reduced our capacity and Content Services revenue declined 21% from $21.5 million in 2000 to $17.1 million in 2001. During January of 2002, we sold most of this business to NIIT (U.S.A.), Inc. In the future, we will only offer custom content development services to a limited part of the government market, in particular the Washington National Guard, which will result in a significant reduction of Content Services revenue in coming years.

      Cost of Revenue. Though revenue increased in 2001, total cost of revenue decreased from $22.2 million in 2000 to $21.5 million in 2001. The reduction was due primarily to a change in the mix of our revenues and the related costs of each revenue category. Platforms and Tools revenues carry a much lower cost as a percent of revenue than does Content Services. The overall mix of Platforms and Tools revenue grew from 50% of total revenue in 2000 to 62% in 2001. As a result, total gross margin improved from 48% in 2000 to 52% in 2001. With the sale of our commercial Content Development business, we anticipate gross margins to continue to increase as Platforms and Tools becomes a larger portion of total revenue.

      The following table sets forth for the periods indicated, our Tools, Content Services and Platforms revenues as a percent of net revenue:

	Years Ended December 31,

	1999	2000	2001

Percent of revenue:
Tools	44%	20%	15%
Content Services	40%	51%	38%
Platforms	16%	29%	47%

Total revenue	100%	100%	100%

      The following table sets forth for the periods indicated, the costs as a percent of associated revenue for each category of revenue reported.

	Years Ended December 31,

	1999	2000	2001

Cost as a percent of revenue:
Tools	24%	21%	22%
Content Services	81%	86%	96%
Platforms	22%	15%	17%

      Offsetting the improved gross margins in 2001 resulting from revenue mix changes was an increase in cost of revenues from our Content Services category. In response to the decline in demand for these services, we reduced costs 11% from $18.5 million in 2000 to $16.4 million in 2001, however due to lower billable utilization rates, employee severance payments and fixed facility costs we were not able to maintain our gross margins as a percentage of content services revenue as compared to 2000. Gross margins as a percentage of revenue declined from 14% in 2000 to 4% in 2001. In response to this environment, we sold the commercial portion of this business in January of 2002, and anticipate that we will take a charge of $2.5 million during the quarter ending March 31, 2002 to cover the costs associated with employee severance and excess office facilities. By eliminating these expenses, costs for Content Services revenue will decrease significantly in the future.

      Tools costs of revenue are primarily labor associated with training customers on the use of Toolbook and to a lesser extent packaging, royalties and CD replication costs associated with software license sales. Tools costs declined 15% from $1.8 million in 2000 to $1.5 million in 2001. The primary reason for the decline was the decrease in revenue.

      Platforms costs of revenue are primarily labor costs associated with software implementations and to a lesser extent packaging and CD replication costs associated with software license sales. Costs of revenue increased 86% from $1.9 million in 2000 to $3.5 million in 2001. The increase in costs was attributed to demand for the Aspen platform and an expansion of our implementation services organization to assist these clients with the installation of Aspen. Costs as a percent of revenue grew from 15% in 2000 to 17% in 2001 due to lower service staff utilization prior to Aspen’s launch in the second half of 2001. We anticipate that software licenses will continue to make up the majority of Platforms revenue, however, if this changes and services become a greater portion of Platforms revenue then cost as a percent of revenue would increase.

Operating Expenses.

      Research and Development. Research and development expenses include expenses associated with the development of new products and new product versions and consist primarily of salaries, depreciation of development equipment, supplies and overhead. Research and development expenses decreased 7% from $9.5 million in 2000 to $8.9 million in 2001. This decrease was due to a reduction in incremental spending on the e-Learning Network platform offset by higher expenditures for Aspen product development. Research and development expenses as a percentage of total revenue decreased from 22% in 2000 to 20% in 2001. In the near term, we expect research and development expenses to increase in absolute dollars as we work to expand the functionality of the Aspen platform.

      Sales and Marketing. Sales and marketing expenses consist primarily of sales and marketing personnel costs, including sales commissions, travel, advertising, public relations, seminars, trade shows and other marketing literature and overhead costs. Sales and marketing expenses decreased 10% from $20.5 million in 2000 to $18.5 million in 2001. The decrease was due primarily to the inclusion of a $2.1 million charge in 2000 to accelerate all remaining costs from a three-year co-marketing agreement with Go2Net, Inc. Excluding the charge, sales and marketing costs were comparable. Sales and marketing expenses as a percentage of total revenue decreased from 48% in 2000 to 41% in 2001. Excluding the 2000 charge, sales and marketing as a percent of revenue declined from 43% in 2000 to 41% in 2001. We expect that sales and marketing expenses will increase in absolute dollars in the near term as we expand our sales and marketing efforts related to the Aspen platform.

      General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses for administrative, executive and finance personnel as well as outside advisors. General and administrative expenses decreased 3% from $6.6 million in 2000 to $6.5 million in 2001. The slight reduction was due to lower overall headcount in the company, which reduced administrative requirements. General and administrative expenses as a percentage of total revenue decreased from 16% in 2000 to 14% in 2001. We expect that general and administrative expenses will increase in absolute dollars in the near term if we continue to experience growth in revenues.

      Amortization of Goodwill and Impairment Charges. Amortization of goodwill relates to the amortization of excess purchase price over the fair value of identifiable tangible and intangible assets acquired in acquisitions recorded using the purchase method of accounting. Amortization of goodwill and impairment charges increased 867% from $946,000 in 2000 to $9.1 million in 2001. We periodically assess the recoverability of our long-lived assets, including goodwill for indications of impairment. During the fourth quarter of 2001, we determined that the declining profitability of our custom content development business provided an indication that an impairment had occurred and all of the goodwill related to acquired content development businesses was written-off. As a result, we wrote-off $7.6 million of unamortized goodwill from our acquisitions of Oakes Interactive, Inc., TopShelf Multimedia, Inc., Acorn Consulting, Inc., Communication Strategies, Inc., Strategic Systems Associates, Inc., Graham-Wright Interactive, Inc., 3 Dog Multimedia, Inc. and other small custom development companies acquired over the past several years. Unamortized goodwill at December 31, 2001 relates to our Platforms business. To a lesser extent, the increase in amortization of goodwill is related to the acquisition of IntelliPrep in May of 2001. We recognized approximately $550,000 of amortization expense in 2001 related to this acquisition. For 2002, we are required to adopt Financial Accounting Standards Board Statement 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. Click2learn will adopt the provisions of Statement 142 effective January 1, 2002.

      Other Income (Expense). Interest income, net, on cash and cash equivalents in 2001 was $107,000 as compared to $981,000 in 2000. The reduction was due primarily to lower cash balances and reduced interest rates in 2001. In April 2000, we established a joint venture with SOFTBANK Media & Marketing Corp. and SOFTBANK Forums Japan, Inc. creating Click2learn Japan K.K. We account for our portion of the joint venture’s operating results under the equity method. In 2001 we recorded a loss of $400,000 as compared to $510,000 in 2000. The remaining value of our investment at December 31, 2001 was approximately $470,000. We anticipate in the near term our portion of the joint ventures losses will remain at current levels or decline slightly. We do not have obligations to provide future financing.

Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

      Revenue. Our total revenue increased 23% from $34.7 million in 1999 to $42.6 million in 2000. Revenue growth was attributable to a 121% growth in the Platforms category from $5.6 million in 1999 to $12.5 million in 2000. Additional growth was achieved through the Content Services category, which grew 56% from $13.8 million in 1999 to $21.5 million in 2000. These increases were due to our increased success at selling e-Learning solutions that include elements of each category. Solutions that include both our Platforms and Content Services offerings grew 75% from $19.4 million in 1999 to $34.0 million in 2000 and represented 80% of total revenues up from 56% in 1999. Offsetting the e-Learning solutions growth was a decline in the Tools category of 44% from $15.3 million in 1999 to $8.6 million in 2000. Our primary sales and marketing focus in 2000 was on our e-Learning solutions including Platforms and Content Services and which seldom included the products and services from the Tools category. As a result, little marketing or sales effort was focused on the Tools category contributing to the decline in revenues.

      Cost of Revenue. Total cost of revenue increased 38% from $16.1 million in 1999 to $22.2 million in 2000. Increased costs of revenue were due primarily to higher total revenues and a change in the revenue mix between Tools, Content Services and Platforms. In 1999, Content Services represented 40% of total revenues and grew to 50% in 2000. The costs associated with Content Services were primarily labor and overhead and are therefore significantly higher as a percentage of revenue than is the case for the costs of the Tools or Platforms categories, which are primarily costs associated with product licenses and the services that support them. The cost of Content Services revenues grew 65% from $11.2 million in 1999 to $18.5 million in 2000. Cost of Platforms revenues grew 46% from $1.3 million in 1999 to $1.9 million in 2000. The increased costs for both categories were due primarily to the higher revenues produced. The cost of Tools revenues declined 50% from $3.6 million in 1999 to $1.8 million in 2000 due to the lower revenues from this category.

Operating Expenses

      Research and Development. Research and development expenses increased 28% from $7.4 million in 1999 to $9.5 million in 2000. This increase was due to increases in spending to develop the e-Learning Network platform as well as increased functionality development for the Ingenium platform. Research and development expenses as a percentage of total revenue increased from 21% in 1999 to 22% in 2000.

      Sales and Marketing. Sales and marketing expenses increased 28% from $16.0 million in 1999 to $20.5 million in 2000. Sales and marketing expenses as a percentage of total revenue increased from 46% in 1999 to 48% in 2000. The increase was due primarily to increased staffing in the sales area and a charge of $2.1 million to accelerate all remaining costs from a three-year co-marketing agreement with Go2Net, Inc. Excluding the one-time charge, sales and marketing as a percent of revenue declined from 46% in 1999 to 43% in 2000.

      General and Administrative. General and administrative expenses increased 27% from $5.2 million in 1999 to $6.6 million in 2000. This increase was due primarily to the support of higher total headcount and expansion of European operations. General and administrative expenses as a percentage of total revenue increased from 15% in 1999 to 16% in 2000.

      Amortization of Goodwill. Amortization of goodwill increased 7% from $888,000 in 1999 to $946,000 in 2000 as a result of a full year’s amortization being taken on an acquisition completed in 1999.

      Other Income (Expense). Interest income on cash and cash equivalents in 1999 was $853,000 as compared to $981,000 in 2000. Our portion of Click2learn Japan K.K.’s operating loss under the equity method was $510,000 in 2000.

IntelliPrep Acquisition

      In May 2001, we acquired IntelliPrep, a provider of technology for personalized learning. We issued 1,812,500 shares of common stock and 450,000 options to acquire its common stock valued at $4,419,688. In connection with the acquisition, we incurred approximately $600,000 of acquisition related expenditures of which $241,000 was unpaid as of December 31, 2001. Goodwill of $3.3 million and other identifiable intangible assets of $1.4 million representing acquired software were recorded in connection with the acquisition. No elements of in-process research and development were identified as part of the acquisition. Goodwill is amortized over 5 years through December 31, 2001 and other intangible assets are amortized over 3 years.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (Statement 141), and No. 142, “Goodwill and Other Intangible Assets” (Statement 142). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (Statement 121).

      The provisions of Statement 141 were adopted effective June 30, 2001. We did not complete any business combinations during the period from July 1, 2001 to December 31, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through December 31, 2001.

      Statement 141 requires, upon adoption of Statement 142 on January 1, 2002, that we evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and that we make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we are required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we are required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first quarter of 2002. Any impairment loss will be measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

      In connection with the transitional goodwill impairment evaluation, Statement 142 requires that we perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of January 1, 2002. To accomplish this we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than December 31, 2002.

      Upon adoption of Statement 142, we will no longer amortize goodwill. During 2001, 2000 and 1999, we recognized goodwill amortization expense and impairment charges of $888,000, $946,000 and $9.1 million, respectively. Although we do not anticipate an impairment charge upon the adoption of Statement 142, we have not yet completed our analysis as of the date of this report.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144), which is effective for fiscal years beginning after December 15, 2001. Statement 144 supersedes certain provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supersedes Statement 121. We do not expect the adoption of Statement 144 to have a material effect on our consolidated financial position or results of operations

Liquidity and Capital Resources

      At December 31, 2001, our principal source of liquidity was $20.9 million of working capital, a decrease from $21.8 million the prior year. At December 31, 2001, we had cash and cash equivalents totaling $ 9.6 million, a decrease of $5.8 million from December 31, 2000. The decrease in cash was due primarily to uses of cash for operating expenses. In addition to our cash and cash equivalents the other primary component of working capital was our accounts receivable. At December 31, 2001, we had $19.4 million in receivables, up from $15.0 million in 2000. The increase was due to receivables from our contracts with the Washington National Guard.

      In order to increase the liquidity of our receivables, we have established a $4 million working capital line of credit and a two-year $1 million term loan facility for purchases of capital assets with Silicon Valley Bank. Both lines bear interest at the Silicon Valley Bank prime rate plus 1.50% and are collateralized by our assets. Covenants in the loan agreements include restrictions on our ability to pay dividends or make other distributions, make acquisitions or investments, merge or consolidate with others or dispose of assets. If not renewed the working capital line terminates and any advances made are due on November 5, 2002. The term loan is payable in 24 monthly payments of $41,666.67 plus interest ending October 1, 2003. At December 31, 2001, we had a balance of $917,000 on the two-year term loan facility and $0 on the working capital line.

      We have had negative cash flows from operating activities to date. Net cash used by operating activities was $13.1 million, $12.4 million, and $13.4 million in 1999, 2000 and 2001, respectively. However, over the past three quarters cash used in operating activities has declined, with the $1.2 million of cash used in the fourth quarter of 2001 representing less than 10% of cash used from operations in 2001. This trend is a result of our emphasis on the Platforms portion of our business and its higher gross margins. In the near term, we intend to increase this focus further as evidenced by the sale of our commercial content development business in the first quarter of 2002. As a result, we believe that the revenue required to generate positive cash from operations is now lower than have been historically. Based on these trends we anticipate that our cash and cash equivalents will be sufficient to meet our working capital needs and capital expenditures for at least the next 12 months.

      Net cash used in investing activities was $2.5 million, $2.0 million, and $2.8 million in 1999, 2000 and 2001, respectively. In 1999, net cash used in investing activities was primarily the result of capital expenditures for computer equipment, purchased software, office equipment, furniture and fixtures. Net cash used in investing activities in 2000 and 2001 was primarily the result of capital expenditures and investments in Click2learn Japan K.K. As of December 31, 2001, we had no material commitments for capital expenditures and had commitments under non-cancelable operating leases with terms in excess of one year of $5.6 million through 2007.

      Cash provided by financing activities was $13.5 million, $10.5 million, and $10.5 million in 1999, 2000 and 2001, respectively, resulting primarily from our private placements of common and preferred stock and warrants with Go2Net, Inc., Marshall Capital Management, Inc. and Vulcan Ventures, Inc., in 1999; a private placement of common stock and warrants with Marshall Capital Management, Inc. in 2000; and a private placement of common stock and warrants managed by Jefferies & Company, Inc. in 2001. Cash provided by financing activities also includes amounts received from exercise of employee stock options and purchases under our Employee Stock Purchase Plan. Cash used for payments on long-term debt was $120,000, $4,000, and $87,000 in 1999, 2000 and 2001, respectively.

      Although we anticipate that our business will become cash flow positive during 2002, it currently does not generate the cash needed to finance our operations and may not begin to do so in 2002. Our long-term liquidity will be affected by numerous factors, including acquisitions of businesses or technologies, demand for our Aspen platform, the extent to which our e-Learning solutions achieve market acceptance, the timing and extent to which we invest in new technology, the expenses of sales and marketing and new product development, the extent to which competitors are successful in developing their own products and services and increasing their own market share, the level and timing of revenues, the collection of these receivables, the availability of our lines of credit and other factors. Our loan agreement requires us to maintain certain financial ratios and meet other financial covenants. The failure to meet those covenants could prevent us from accessing the working capital line and result in the acceleration of any balances under either the working capital line or the term loan. We were in compliance with these covenants at

December 31, 2001 or have obtained appropriate waivers from the bank. To the extent that resources are insufficient to fund our activities, we may need to raise additional funds. Such additional funding, if needed, may not be available on attractive terms or at all. If adequate funds are not available on acceptable terms, we may be unable to expand our business, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business.

      We had the following contractual commitments and obligations at December 31, 2001:

	Payments Due by Period

		Less than			After
Contractual Obligation	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-Term Debt	$917	$500	$417	$—	$—
Capital Lease Obligations	27	27	—	—	—
Operating Leases	5,589	1,943	2,101	813	732
Other Long Term Obligations	360	165	195	—	—

Total Contractual Cash Obligations	$6,893	$2,635	$2,713	$813	$732

Factors That May Affect Future Results of Operations

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

      Our future revenues are difficult to predict and we may not be able to adjust spending in response to revenue shortfalls. Our limited operating history with our current e-Learning solutions, possible acquisitions and the emerging nature of the e-Learning market, make prediction of future revenue and expenses difficult. Expense levels are based, in part, on expectations as to future revenue and largely are fixed in the short term. We will likely be unable to, or may not elect to, reduce spending quickly enough to offset any unexpected revenue shortfall. If we are unable to predict future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

We have a limited operating history in our current markets, which makes it difficult to predict our future performance.

      Our limited operating history in our current markets makes it difficult to predict our future performance and may not provide investors with a meaningful basis for evaluating an investment in our common stock. From our inception until early 1995, we were engaged in various research and development activities and in developing and marketing multimedia-authoring products, database and Internet tools, web publishing products and other ancillary products, most of which we do not currently sell. In 1995, we began to focus our development and marketing efforts on products and services for the enterprise learning market. We released the Aspen platform in September 2001. Accordingly, we have a limited operating history on which to evaluate our current business and future prospects.

Our business currently does not generate the cash needed to finance our operations, and for that and other reasons we may need additional financing in the future, which we may be unable to obtain.

      Our business currently does not generate the cash needed to finance our operations and may not begin to do so in 2002. As a result, we may need additional funds to finance our operations in the future as well as to enhance our products and services, fund our expansion, respond to competitive pressures or acquire complementary businesses or technologies. In addition, poor financial results, additional expenses or unanticipated opportunities that require capital commitments could give rise to additional financing requirements sooner than we expect. We may be unable to obtain financing on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to finance our operations, enhance our services, fund our expansion, respond to competitive pressures or take advantage of business opportunities and we may need to significantly restrict our operations.

We have a history of losses and may have continued losses in the future.

      We incurred a net loss of approximately $19.6 million in the year ended December 31, 2001. As of December 31, 2001, our accumulated deficit was $211.9 million. Although we anticipate that we will achieve profitability on a quarterly basis by the end of 2002, we have not yet achieved profitability and may not do so during 2002. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

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

      The e-Learning market is in the early stages of development, and may not grow to a sufficient size or at a sufficient rate for our business to succeed. Corporate training and education historically have been conducted primarily through classroom instruction and traditionally have been performed by internal personnel. Although technology-based training applications have been available for several years, they currently account for only a small portion of the overall training market. Accordingly, our success will depend on the extent to which companies migrate from traditional training methods to e-Learning solutions in connection with their training activities. In addition, our success will depend upon the extent to which companies utilize the products or services of third-party providers.

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

      Our revenues are subject to fluctuation as a result of general economic conditions. A significant portion of our revenue is derived from the sale of products and services to large companies or government agencies, which historically have reduced their expenditures for education and training during economic downturns. In recent months, our sales force has experienced increased delays, cancellations or reductions in scope of sales opportunities as a result of the downturn in the economy. Additional incidents of terrorism could cause the economy to weaken further. Should the economy weaken further in any future period, these organizations may further delay, cancel, or reduce their expenditures on education and training, which could adversely affect our business.

We face intense competition from other e-Learning providers and may be unable to compete successfully.

      The e-Learning market is highly fragmented and competitive, with no single firm accounting for a dominant market share. Our competitors vary in size, scope and the breadth of products and services offered. We face competition from:

•	other developers of learning management systems, such as Saba and Docent, as well as publishers of e-Learning courses that sell management systems with their titles such as SmartForce;

•	large professional consulting firms and in-house training departments;

•	many small, regional e-Learning and technology-based training services businesses; and

•	developers of web authoring tools.

      Certain of our existing and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources and therefore may be able to respond more quickly to new or changing opportunities, technologies, standards and customer requirements or to compete more aggressively on pricing. Price competition would likely result in reduced gross margins and may prevent the Aspen platform from yielding results sufficient for our business to succeed.

      Strategic relationships are important in expanding the distribution reach of companies in the e-Learning market. If our competitors were to establish strategic relationships to bundle their products with the products and services of their strategic partners, the demand for our products and services might be substantially reduced and our ability to market and sell products and services successfully may be substantially diminished. In addition, the existence or announcement of strategic relationships involving our competitors could adversely affect our ability to attract and retain customers.

      Because of the lack of significant barriers to entry in the e-Learning market, new competitors are likely to enter this market in the future. In particular, vendors of other enterprise software applications such as enterprise resource planning, human resource management or customer relationship management have indicated an intent to add e-Learning functionality to extend their current product lines within their existing customer base. If such vendors were to announce plans to add such functionality, our ability to sell to our products and service to their customers could be substantially diminished and our business could be adversely affected. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We may not be able to contend effectively with such increased competition.

Our Aspen platform is a new product and may contain defects or otherwise perform improperly.

      Our Aspen platform was initially released in September 2001, and we anticipate continuing to add new features, functionality and components. Complex enterprise software products frequently contain errors or failures, especially when first introduced or when new versions are released. In the past, we have discovered errors in our products after their initial release. Because the Aspen platform products are complex software packages with new features and functionality being added and new versions being released on a regular basis, there is a greater likelihood that they may contain such errors. In addition, since the Aspen platform is targeted at enterprise customers with large numbers of users, customers and potential customers may have a greater sensitivity to product defects or product integration than the market for software products generally. To date we have experienced minor errors in the Aspen platform that are typical of a newly released software product. Although these errors have not had a material impact on our business, serious product defects could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation, or increased service and warranty costs.

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

      Our success also depends on our ability to attract, integrate, motivate and retain additional highly skilled technical, sales and marketing and professional services personnel. Competition for qualified personnel in the e-Learning and enterprise software industries is intense. To the extent we are unable to attract and retain a sufficient number of additional skilled personnel our business will suffer.

We may not be able to adapt to rapidly changing technology and evolving industry standards.

      The e-Learning market is characterized by rapidly changing technologies, frequent new product and service introductions, short development cycles and evolving industry standards. The introduction of new products and services embodying new technologies and the emergence of new industry standards may render our products and services obsolete. Our success depends on our ability to adapt to a rapidly changing landscape and to offer new products and services to address our customers’ changing demands. We may experience difficulties that delay or prevent the successful design, development, introduction or marketing of our products and services. To the extent we in fact experience such delays, we may experience difficulty in attracting new customers and may lose existing ones.

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

Our products include third-party technology, the loss of which could materially harm our business.

      We use some licensed third-party technology components in our products. Future licenses to this technology may not be available to us on commercially reasonable terms, or at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in the introduction of new products or could force us to discontinue offering portions of our e-Learning solutions until equivalent technology, if available, is identified, licensed and integrated. Furthermore, we may become subjected to legal claims related to licensed technology based on product liability, infringement of intellectual property or other legal theories.

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

      In addition, many of our professional services projects are performed on a fixed-price basis rather than on a time and materials basis. If we do not accurately predict the costs of these projects, we could incur unexpected costs. If we do not complete fixed-price engagements within budget, on time and to clients’ satisfaction, we bear the risk of cost overruns.

An increase in the traffic may strain our hosted e-Learning systems, and our hosted e-Learning systems are vulnerable to other technical malfunctions.

      The systems that support our hosted e-Learning network may be unable to accommodate an increased volume of traffic. Internet sites and service providers have been subject to denial of service attacks, in which unauthorized persons intentionally overload systems with a heavy volume of traffic. Consequently, our hosted e-Learning systems may experience slower response times or other problems. In addition, we depend on Internet service providers and telecommunications companies and the efficient operation of their computer networks and other computer equipment for the operation and delivery of our hosted e-Learning solutions. Each of these has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Any delays in response time or performance problems could cause users to perceive our systems as not functioning properly and therefore not use our hosted e-Learning solutions for their training needs.

Security and privacy breaches could subject us to litigation and liability and deter consumers from using our hosted e-Learning solutions.

      Our hosted e-Learning solutions are often delivered over the Internet. The Internet is a public network and data is sent over this network from many sources. Although we take reasonable steps in accordance with current industry practices to ensure the security of our hosted solutions, computer viruses could be introduced into our systems or those of our customers, which could disrupt our hosted e-Learning solutions or make them inaccessible to users. In addition, well-publicized Internet security breaches could deter customers from using the Internet to conduct transactions that involve the transmission of confidential information. We cannot predict the extent to which transactions over the Internet will be, or will be perceived to be, secure against breaches by third parties. As a result, we cannot be certain the Internet ultimately will become widely accepted for the delivery of e-Learning solutions.

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

      We are subject to numerous covenants in our agreement with Silicon Valley Bank that impose financial and operating restrictions on our business. These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise, and may adversely affect the conduct of our current business. These covenants place restrictions on our ability to, among other things:

•	incur more debt;

•	pay dividends, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	use assets as security in other transactions;

•	enter into transactions with affiliates;

•	merge or consolidate with others;

•	dispose of assets or use asset sale proceeds;

•	create liens on our assets; and

•	extend credit.

      In addition, the terms of our indebtedness require that we meet certain financial ratios and tests. The covenants governing our existing indebtedness restrict our operations and those of our subsidiaries, and these limitations could impair our ability to meet such financial ratios and tests. In addition, our ability to meet these ratios and tests and to comply with other provisions governing our indebtedness may be affected by changes in economic or business conditions or other events beyond our control. Moreover, our failure to comply with our debt-related obligations could result in an event of default that, if not cured or waived, could result in an acceleration of our indebtedness.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

      Market Rate Risk. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

      Interest Rate Risk. We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents. We minimize risk by investing in financial instruments with maturity of three months or less. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2001, the fair value of cash and cash equivalents would not change by a material amount.

      Foreign Currency Exchange Risk. We have foreign currency risk as a result of foreign subsidiary activities. For the year ended December 31, 2001, international revenues from foreign subsidiaries accounted for approximately 5% of total revenues. All foreign subsidiaries use the local currency as their functional currency.

      Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchanges rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the year ended December 31, 2001 was not material. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements, Supplementary Data, and Financial Statement Schedule

Page

Consolidated Financial Statements:

Independent Auditors’ Report	30

Consolidated Balance Sheets as of December 31, 2000 and 2001	31

Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000, and 2001	32

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 1999, 2000, and 2001	33

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000, and 2001	34

Notes to Consolidated Financial Statements	35

Supplementary Data (unaudited):

Quarterly Results (Note 16 of Notes to Consolidated Financial Statements)	48

Financial Statement Schedule:

Independent Auditors’ Report on Consolidated Financial Statement Schedule	54

Schedule II. Valuation and Qualifying Accounts	55

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Click2learn, Inc.:

We have audited the accompanying consolidated balance sheets of Click2learn, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Click2learn, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

January 30, 2002

Seattle, Washington

CLICK2LEARN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	December 31,

	2000	2001

Assets
Current assets:
Cash and cash equivalents	$15,321	$9,553
Accounts receivable, net of allowance for returns and doubtful accounts of $962 in 2000 and $1,430 in 2001	14,969	19,449
Inventories	192	62
Prepaid royalties and licenses	237	180
Receivables from related companies	11	9
Other	894	1,001

Total current assets	31,624	30,254
Property and equipment, net	2,695	2,250
Goodwill and other intangible assets, net	10,006	6,061
Other	555	789

Total assets	$44,880	$39,354

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,978	$2,617
Accrued compensation and benefits	3,810	2,788
Deferred revenue	1,680	2,453
Customer prepayments	428	166
Other	927	1,353

Total current liabilities	9,823	9,377
Other noncurrent liabilities	4	417

Total liabilities	9,827	9,794

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 2,000,000 shares; issued and outstanding no shares in 2000 and 2001	—	—
Common stock, $0.01 par value; authorized 40,000,000 shares, issued and outstanding 17,886,563 shares in 2000 and 24,104,009 shares in 2001	180	242
Additional paid-in capital	227,766	241,769
Accumulated deficit	(192,313)	(211,894)
Deferred stock compensation	(72)	(5)
Accumulated other comprehensive loss	(508)	(552)

Total stockholders’ equity	35,053	29,560

Total liabilities and stockholders’ equity	$44,880	$39,354

See accompanying notes to Consolidated Financial Statements

CLICK2LEARN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	1999	2000	2001

Revenue:
Tools	$15,312	$8,602	$6,983
Content services	13,778	21,461	17,062
Platforms	5,643	12,494	21,046

Total revenue	34,733	42,557	45,091

Cost of revenue:
Tools	3,646	1,821	1,546
Content services	11,173	18,460	16,394
Platforms	1,258	1,903	3,536

Total cost of revenue	16,077	22,184	21,476

Gross margin	18,656	20,373	23,615

Operating expenses:
Research and development	7,425	9,535	8,869
Sales and marketing	15,977	20,530	18,536
General and administrative	5,227	6,623	6,457
Amortization of goodwill and impairment charges	888	946	9,134

Total operating expenses	29,517	37,634	42,996

Loss from operations	(10,861)	(17,261)	(19,381)

Other income (expense):
Other income, net	3	4	93
Interest income, net	853	981	107
Equity in losses of affiliate	—	(510)	(400)

Total other income (expense)	856	475	(200)

Net loss	$(10,005)	$(16,786)	$(19,581)
Non cash dividend associated with preferred stock	(2,754)	—	—

Net loss attributable to common stockholders	$(12,759)	$(16,786)	$(19,581)

Net loss per common share, basic and diluted	$(.87)	$(.99)	$(.99)

Weighted average common shares outstanding, basic and diluted	14,626	16,956	19,748

See accompanying notes to Consolidated Financial Statements

CLICK2LEARN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

							Accumulated
	Preferred Stock					Deferred	Other
	Series A		Common Stock		Additional	Stock	Comprehensive
					Paid-In	Compen-	Income	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	sation	(Loss)	Deficit	Loss	Total

Balances at December 31, 1998	—	—	13,948,018	$140	$203,249	$(580)	$(277)	$(165,522)		$37,010
Stock options exercised	—	—	348,437	4	865	—	—	—	—	869
Amortization of deferred stock compensation	—	—	—	—	—	96	—	—	—	96
Common stock issued in business combinations	—	—	100,000	1	399	—	—	—	—	400
Sale of common stock, net of offering costs of $141	—	—	428,571	4	2,854	—	—	—	—	2,858
Common stock warrants issued for services	—	—	—	—	240	—	—	—	—	240
Sale of preferred stock, net of offering costs of $73	10,000	—	—	—	7,173	—	—	—	—	7,173
Non cash preferred stock dividend	—	—	—	—	2,754	—	—	—	—	2,754
Conversion of preferred stock, Series A, to common stock	(10,000)	—	1,290,313	13	(13)	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(10,005)	(10,005)	(10,005)
Translation adjustments	—	—	—	—	—	—	(40)	—	(40)	(40)

Total comprehensive loss									$(10,045)

Balances at December 31, 1999	—	—	16,115,339	$162	$217,521	$(484)	$(317)	$(175,527)		$41,355
Stock options exercised	—	—	1,167,309	12	4,692	—	—	—	—	4,704
Amortization of deferred stock compensation	—	—	—	—	—	71	—	—	—	71
Forfeitures of deferred compensation	—	—	—	—	(341)	341	—	—	—	—
Sale of common stock and warrants, net of offering costs of $177	—	—	410,678	4	4,819	—	—	—	—	4,823
Exercise of common stock warrants	—	—	10,000	—	93	—	—	—	—	93
Common stock sold pursuant to the employee stock purchase plan	—	—	183,237	2	982	—	—	—	—	984
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(16,786)	(16,786)	(16,786)
Translation adjustments	—	—	—	—	—	—	(191)	—	(191)	(191)

Total comprehensive loss									$(16,977)

Balances at December 31, 2000	—	—	17,886,563	$180	$227,766	$(72)	$(508)	$(192,313)		$35,053
Stock options exercised	—	—	342,101	3	560	—	—	—	—	563
Amortization of deferred stock compensation	—	—	—	—	62	51	—	—	—	113
Forfeitures of deferred compensation and modification to option award	—	—	—	—	(16)	16	—	—	—	—
Common stock and options issued in business combinations	—	—	1,812,500	18	4,402	—	—	—	—	4,420
Sale of common stock and warrants, net of offering costs of $1,127	—	—	3,680,000	37	8,036	—	—	—	—	8,073
Exercise of common stock warrants	—	—	74,759	1	—	—	—	—	—	1
Common stock sold pursuant to the employee stock purchase plan	—	—	308,086	3	959	—	—	—	—	962
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(19,581)	(19,581)	(19,581)
Translation adjustments	—	—	—	—	—	—	(44)	—	(44)	(44)

Total comprehensive loss									$(19,625)

Balances at December 31, 2001	—	—	24,104,009	$242	$241,769	$(5)	$(552)	$(211,894)		$29,560

See accompanying notes to Consolidated Financial Statements

CLICK2LEARN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	1999	2000	2001

Cash flows from operating activities:
Net loss	$(10,005)	$(16,786)	$(19,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,222	2,674	11,206
Stock compensation expense	96	71	113
Equity in loss of affiliate	—	510	400
Changes in assets and liabilities:
Accounts receivable	(5,776)	(1,939)	(4,385)
Inventories	167	11	130
Prepaid royalties and licenses	(29)	(142)	57
Receivables from related companies	(76)	(2)	3
Other current assets	(1,192)	1,446	(107)
Accounts payable	642	730	(665)
Accrued liabilities	732	1,402	(1,020)
Deferred revenue	286	(6)	773
Other current liabilities and customer prepayments	(204)	(411)	(336)

Net cash used in operating activities	(13,137)	(12,442)	(13,412)

Cash flows from investing activities:
Purchase of property and equipment	(2,195)	(1,462)	(1,935)
Payments related to acquisitions, net of cash acquired	(126)	—	(247)
Investment in affiliate	—	(740)	(639)
Other	(185)	159	(3)

Net cash used in investing activities	(2,506)	(2,043)	(2,824)

Cash flows from financing activities:
Repayment of notes payable	(82)	(84)	—
Repayments on long-term debt	(120)	(4)	(87)
Proceeds from borrowings	—	—	1,000
Proceeds from exercise of stock options	869	4,704	563
Net proceeds from sale of common and preferred stock and common stock warrants	12,785	5,900	9,036

Net cash provided by financing activities	13,452	10,516	10,512

Effect of foreign exchange rate changes on cash	(41)	(191)	(44)

Net decrease in cash and cash equivalents	(2,232)	(4,160)	(5,768)
Cash and cash equivalents at beginning of year	21,713	19,481	15,321

Cash and cash equivalents at end of year	$19,481	$15,321	$9,553

Supplemental disclosure of non cash investing activities:
Non cash acquisition of software	$—	$690	$—
Common stock issued in purchase business combinations	$400	$—	$4,420

See accompanying notes to Consolidated Financial Statements

CLICK2LEARN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

 (1) Summary of Significant Accounting Policies

            (a) Description of Business

Click2learn, Inc. (“Click2learn”) develops, markets, distributes and supports an integrated suite of enterprise software products. Click2learn’s markets are worldwide and include a broad range of industries.

            (b) Basis of Presentation

The accompanying consolidated financial statements include the accounts of Click2learn and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in 20% to 50% owned companies are accounted for using the equity method of accounting.

            (c) Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results may differ from these estimates.

            (d) Foreign Currency Translation

The functional currency of Click2learn’s foreign subsidiaries is the local currency in the country in which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The translation adjustment resulting from this process is presented separately as a component of accumulated other comprehensive loss in stockholders’ equity. Gains and losses on foreign currency transactions are included in the consolidated statement of operations as incurred. To date, gains and losses on foreign currency transactions have not been significant.

            (e) Cash and Cash Equivalents

All highly liquid financial instruments purchased with a remaining maturity of three months or less at the date of purchase are reported as cash equivalents.

            (f) Concentration of Credit and Sales Risk

Click2learn has a diverse customer base including customers in numerous industries and governmental organizations. Click2learn performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. No single customer accounted for greater than 10% of total revenues during the years ended December 31, 1999 and 2000. For the year ended December 31, 2001, one customer accounted for 17.5% of total revenues and 30% of accounts receivable at December 31, 2001.

            (g) Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally using a first-in, first-out cost flow assumption.

            (h) Financial Instruments

At December 31, 2000 and 2001, the carrying values of financial instruments, such as cash and cash equivalents, trade receivables and accounts payable approximated their fair values based on the short-term maturities of these instruments. The carrying value of the bank term loan outstanding approximated fair value as the interest rate on the debt instrument is variable in nature and tied to prevailing market rates.

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

            (j) Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and is amortized over their estimated useful lives of 5 to 15 years.

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

            (l) Revenue Recognition

Click2learn recognizes revenue in accordance with Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, which, as amended, stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based upon the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training, using evidence which is specific to the vendor. If such evidence of fair value for each element does not exist, all revenue from the arrangement is deferred until such time that fair value does exist or until all elements are delivered. Revenue from software licenses is recognized upon shipment provided vendor specific evidence exists for remaining obligations, if any, and collection of the resulting receivable is probable. An allowance for product returns is provided at the time of the sale. Revenue from subscription licenses, hosting agreements and support agreements is recognized on a straight-line basis over the life of the contract.

Click2learn recognizes revenue from non-refundable minimum royalties from distributors or resellers in the amount of the non-refundable royalties when product has been delivered to the distributor or reseller, provided no significant obligations remain outstanding and collection of the resulting receivable is probable. Additional royalties are earned to the extent the minimums are exceeded and these additional royalties are recognized as revenue when received, based on the distributor’s or reseller’s contractual reporting obligations.

Professional services revenue is recognized from fixed price contracts as services are provided or by using the percentage-of-completion method of accounting, based on the ratio of costs incurred to the total estimated project cost, for individual fixed-price contracts. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident. Revenue from time and materials contracts is recognized as services are performed.

Revenue from the e-Learning Network includes site fees, hosting, royalties and content sales. The revenues are determined by individual contracts, one to three years in length, which specify functionality of the site and the commerce conducted on the site. The e-Learning Network fees are recognized ratably over the life of the contract. Royalty revenue is recognized as earned. Content revenue is either recognized evenly over the life of the contract for course usage on bundled curriculum courses or recognized at the time of the purchase of individual e-Learning courses. Revenues from tangible goods, including books, videotapes and CD-ROMs are recognized at the time of shipment.

            (m) Research and Development

Research and development costs, which consist primarily of software development costs, are expensed as incurred. Financial accounting standards provide for the capitalization of certain software development costs after technological feasibility of software is established. Under Click2learn’s current practice of developing new products and enhancements, the technological feasibility of the underlying software is not established until the completion of a working model at which time all product development is substantially complete. Accordingly, no such costs have been capitalized because the impact would not be material.

            (n) Income Taxes

Income taxes are computed using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance is established to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date.

            (o) Stock-Based Compensation

Click2learn has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”) and applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its stock-based compensation for employees. Accordingly, Click2learn’s stock-based compensation expense for stock option grants to employees is recognized based on the intrinsic value of the option on the date of grant. Recognition of stock-based compensation expense under Statement 123 for employee awards requires the use of a fair value method to value stock options using option valuation models. Pro forma disclosure of net loss under Statement 123 is provided in Note 12 to the consolidated financial statements. Click2learn measures compensation cost for non-employee awards based on the fair value of the awards in accordance with Statement 123 and related interpretations.

Compensation expense related to fixed employee awards is recognized on a straight-line basis over the applicable vesting period in the consolidated financial statements.

            (p) Advertising

Advertising costs are expensed as incurred and are included in sales and marketing expenses. Advertising expense was $694,000, $564,000, and $555,000, respectively, during the years ended December 31, 1999, 2000, and 2001.

            (q) Net Loss Per Share

Basic net loss per share is computed by dividing the sum of net loss plus the non-cash preferred stock dividend by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the sum of net loss plus the non cash preferred stock dividend by the weighted average number of common and dilutive shares outstanding during the period. As Click2learn had a net loss attributable to common stockholders in each of the periods presented, basic and diluted net losses per share are the same.

Excluded from the computation of diluted earnings per share for the year ended December 31, 2001 are options to acquire approximately 5,669,125 shares of common stock with a weighted average share price of $6.49 and warrants to purchase 3,633,686 shares of common stock with a weighted average share price of $5.75 because their effects would be anti-dilutive. Excluded from the computation of diluted earnings per share for the years ended December 31, 1999 and 2000 are options to acquire approximately 4,745,612 and 5,196,433 shares, respectively, of common stock with a weighted average exercise price of $5.36 and $9.64, respectively, and warrants to purchase 1,426,313 and 1,797,829 shares, respectively, of common stock with a weighted average share price of $8.61 and $8.45, respectively, because their effects would be anti-dilutive.

            (r) Comprehensive Loss

Click2learn’s total comprehensive loss for the years ended December 31, 1999, 2000, and 2001 consisted of net loss and foreign currency translation adjustments. Accumulated other comprehensive loss as of December 31, 1999, 2000, and 2001 consists of foreign currency translation adjustments. The tax effects on the foreign currency translation adjustments were not significant.

            (s) Derivative Financial Instruments

Effective January 1, 2001, Click2learn adopted Statement of Financial Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”). The adoption of Statement 133 did not impact Click2learn’s consolidated financial statements as of January 1, 2001.

Statement 133, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current results of operations or other comprehensive income (loss) depending on whether a derivative is designated as part of a hedge transaction, and if so, the type of risk being hedged.

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

Click2learn had no derivative financial instruments outstanding as of December 31, 2001.

            (t) New Pronouncements

In July 2001, the Financial Accounting Standards Board issues Statement No. 141, “Business Combinations” (“Statement 141”), and Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Statement 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and specifies criteria for recognizing intangible assets acquired in a business combination. No business combinations were completed during the period from July 1, 2001 to December 31, 2001. Goodwill resulting from business combinations completed prior to June 30, 2001 was amortized through December 31, 2001.

Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. Click2learn adopted the provisions of Statement 141 as of June 30, 2001 and will adopt the provisions of Statement 142 effective January 1, 2002.

Although it does not anticipate an impairment charge upon adoption of Statement 142, the Company has not yet completed its analysis as of the date of this report.

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), which is effective for fiscal years beginning after December 15, 2001. Statement 144 supersedes certain provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, and supersedes Statement 121. The Company does not expect the adoption of Statement 144 to have a material effect on its consolidated financial position or results of operations.

            (u) Reclassifications

Certain reclassifications were made to the 1999 and 2000 consolidated financial statements to conform with the 2001 presentation.

 (2) Inventories

Inventories consist of the following (in thousands):

	December 31,

	2000	2001

Raw materials	$167	$47
Finished goods	25	15

	$192	$62

 (3) Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,

	2000	2001

Leasehold improvements	$636	$651
Computer and office equipment	8,376	9,093
Furniture and fixtures	1,139	1,283

	10,151	11,027
Less accumulated depreciation and amortization	7,456	8,777

	$2,695	$2,250

 (4) Goodwill and Other Intangible Assets

Goodwill and other intangible assets consists of the following (in thousands):

	December 31,

	2000	2001

Goodwill	$11,379	$3,310
Other intangible assets, primarily acquired software	3,700	6,323

	15,079	9,633
Less accumulated amortization	5,073	3,572

	$10,006	$6,061

During 2000, Click2learn acquired software valued at $690,000 for use in its e-Learning Network in exchange for certain software licenses and support services. Revenue of $590,000 and deferred revenue of $100,000, related to technical support, were recorded of the time of the transaction. Click2learn determined the amount of the transaction based upon values established through cash transactions involving similar products and services.

 (5) Click2learn Japan K.K.

In 2000, Click2learn Japan K.K., a Japanese corporation, owned 36% by Click2learn was formed to promote e-Learning networks in Japan. Click2learn recognized $510,000 and $400,000 in the years ending December 31, 2000 and 2001, respectively, for its equity share in the losses of Click2learn Japan K.K. No sales were made to Click2learn Japan K.K. in 2000 or 2001. Click2learn does not have contractual commitments to provide financing to Click2learn Japan K.K. as of December 31, 2001.

In June 2001, Click2learn Japan K.K. became an exclusive distributor of Click2learn’s Toolbook II products in Japan and will pay Click2learn royalties on the Toolbook II products sold. No royalties were paid as of December 31, 2001.

 (6) Bank Credit Facility

Click2learn has a credit facility with a bank that provides for a $4 million revolving credit line and a $1 million term loan. Borrowings under the credit facility are secured by accounts receivable, chattel paper, equipment, fixtures and certain intangibles. Interest on outstanding borrowings is the bank’s prime rate plus 1.50% per annum (6.25% at December 31, 2001). Interest is payable monthly on borrowings under the revolving credit line that is due in November 2002. Interest and principal under term loan borrowings are payable in equal monthly installments, with the final installment due in 2003. Click2learn is subject to certain financial covenants including minimum tangible net worth, quick ratio and restrictions on the maximum allowable quarterly loss.

Click2learn believes it was in compliance with these covenants as of December 31, 2001 except for the restriction on the maximum quarterly loss for which it has obtained appropriate waivers.

No borrowings were outstanding under the revolving credit line as of December 31, 2001. Borrowings outstanding under the term loan were $916,667 at December 31, 2001 of which $500,004 is repayable in 2002 and $416,663 is repayable in 2003.

 (7) Leases

Click2learn leases office space under noncancelable operating leases expiring through 2007. Future minimum lease payments under noncancelable operating leases with terms in excess of one year are as follows (in thousands):

Years ending December 31:
2002	$1,943
2003	1,480
2004	621
2005	499
2006	314
Thereafter	732

Total minimum lease payments	$5,589

Rent expense under operating leases approximated $1,887,000, $2,057,000, and $2,425,000 during the years ended December 31, 1999, 2000, and 2001, respectively.

 (8) Income Taxes

Net loss before income taxes consists of the following:

	Year Ended December 31,

	1999	2000	2001

	(In thousands)
U.S.	$(8,345)	$(15,130)	$(18,086)
Foreign	(1,660)	(1,656)	(1,495)

Total net loss before income taxes	$(10,005)	$(16,786)	$(19,581)

Click2learn’s income tax benefit differs from the expected income tax benefit computed by applying the U.S. federal statutory rate of 34% to net loss before income taxes as follows:

	Year Ended December 31,

	1999	2000	2001

	(In thousands)
Income tax benefit at statutory rate of 34%	$(3,402)	$(5,707)	$(6,658)
Losses producing no current tax benefit	3,067	5,328	3,514
Non-deductible goodwill amortization and impairment charges	301	322	3,106
Other, net	34	57	38

Total income tax benefit	$—	$—	$—

As of December 31, 2001, Click2learn had net operating loss carry forwards (NOL) and research and development tax credit carry forwards (R&D), substantially all of which relate to the U.S., available to offset future taxable income, whose expiration dates approximated the following:

	NOL	R&D

	(In thousands)
2002	$8,139	$—
2003	42,865	—
From 2004 through 2009	72,725	929
From 2010 through 2022	84,965	3,236

	$208,694	$4,165

Excluded from the schedule above and net operating losses included in deferred tax assets are net operating losses acquired in business combinations available to offset U.S. federal taxable income of $32,235,000, expiring between 2006 and 2012, the ultimate utilization of which is severely limited by existing regulations. Click2learn’s ability to utilize NOL carryforwards generated prior to June 1998 is limited due to the change in ownership, as defined in the Internal Revenue Code, which occurred at the time of Click2learn’s initial public offerings of securities (IPO).

Deferred income tax assets consist of the following:

	December 31,

	2000	2001

	(In thousands)
Deferred tax assets:
Net operating loss carry forwards	$67,805	$70,956
Research and development tax credit carry forwards	3,625	4,165
Allowance for doubtful accounts and sales returns	322	486
Other provisions and expenses not currently deductible	630	555

	72,382	76,162
Valuation allowance for deferred tax assets	(72,382)	(76,162)

Net deferred tax assets	$—	$—

For financial reporting purposes, a valuation allowance has been established due to the uncertainty of the realization of the deferred tax assets. The valuation allowance for deferred tax assets increased $3,190,000, $6,215,000, and $3,780,000 in the years ended December 31, 1999, 2000, and 2001 respectively.

 (9) Related-Party Transactions

In March 1998, Click2learn entered into a Directed Engineering Agreement (the “Engineering Agreement”) with Vulcan Northwest Inc., d/b/a APEX Online Learning, an entity controlled by Click2learn’s largest stockholder pursuant to whom Click2learn has developed customized extensions of its Librarian product on a best efforts basis. Under the Engineering Agreement, Click2learn recognized revenue of $171,000, $0, and $0 in the years ended December 31, 1999, 2000, and 2001, respectively.

In August 1999, Click2learn entered into a three year Co-branding and Marketing Agreement (“the Marketing Agreement”) with Go2Net, Inc. (“Go2Net”), at the time a 5% stockholder in Click2learn and an entity in which Click2learn’s largest stockholder had a large ownership interest. The agreement did not generate significant revenues and as a result, Click2learn and Go2Net modified the Marketing Agreement and accelerated all remaining liabilities resulting in a $2.1 million charge in 2000.

In April 2000, Click2learn entered into a Master Software Development Agreement with Vulcan Northwest, Inc., an entity controlled by Click2learn’s largest stockholder, to provide consulting and e-Learning custom content development. The terms of the Agreement are similar to those of other custom development arrangements that Click2learn has entered into with other third parties. Click2learn recognized revenue of $253,000 and $0 in the years ended December 31, 2000 and 2001, respectively.

In May 2000, Click2learn entered into a Master Software Development Agreement with Digeo Inc. (“Digeo”), an entity controlled by Click2learn’s significant stockholder, to provide consulting and e-Learning custom content development. The terms of the Agreement are similar to those of other custom development arrangements that Click2learn has entered into with other third parties. Revenue is recognized as the services are provided on a time and materials basis. Click2learn recognized revenue of $243,000 and $0 in the years ended December 31, 2000 and 2001, respectively.

(10) Acquisitions

The following transactions were accounted for as purchases and accordingly, the results of operations are included from the acquisition dates:

Pixelmedia Visual Communications, Inc. (“Pixelmedia”)

In July 1999, Click2learn acquired Pixelmedia, an online learning development firm based in Richmond, British Columbia. Click2learn issued 100,000 shares of Common Stock valued at $400,000, and paid approximately $500,000 to acquire all of the issued and outstanding Pixelmedia capital stock and to repay debt owed by Pixelmedia to its principal stockholders. Click2learn recorded $901,788 of goodwill associated with the acquisition.

IntelliPrep Technologies, Incorporated (“IntelliPrep”)

In May 2001, Click2learn acquired IntelliPrep, a provider of technology for personalized learning. Click2learn issued 1,812,500 shares of common stock and 450,000 options to acquire its common stock valued at $4,419,688. In connection with the acquisition, Click2learn incurred approximately $600,000 of acquisition related expenditures of which $241,000 was unpaid as of December 31, 2001. Goodwill of $3.3 million and other identifiable intangible assets of $1.4 million representing acquired software were recorded in connection with the acquisition. No elements of in-process research and development were identified as part of the acquisition. Goodwill is amortized over 5 years through December 31, 2001 and acquired software is amortized over 3 years.

The following table presents unaudited proforma results of operations as if the acquisition of IntelliPrep had occurred as of January 1, 2000 (in thousands, except per share data):

	Years Ended
	December 31,

	2000	2001

Revenue	$42,612	$45,528
Net Loss	(18,854)	(20,115)
Net loss per share	(1.11)	(1.02)

(11) Impairment of Goodwill

During the fourth quarter of 2001, Click2learn identified indicators of possible impairment of its recorded goodwill related to its custom e-Learning content development business. Such indicators included the general slowdown in the custom e-Learning content development business evidenced by general declines in demand, utilization rates of related personnel and profit margins. Additional indicators were significant declines in valuations of similar businesses in comparison with the market valuations at the time Click2learn invested in the acquired businesses and changes in Click2learn’s plans for custom content development services. Based on the results of its discounted cash flow analyses, Click2learn recognized impairment charges in connection with the following acquisitions made primarily in 1997 through 1999: Oakes Interactive, Inc.; TopShelf Multimedia, Inc.; Acorn Consulting, Inc.; Communication Strategies, Inc.; Strategic Systems Associates, Inc.; Graham-Wright Interactive, Inc.; Pixelmedia Ltd. and 3 Dog Multimedia, Inc. Accordingly, Click2learn recorded an impairment loss of $7.6 million during the fourth quarter of 2001 included in goodwill amortization and impairment charges in the consolidated statements of operations.

(12) Stockholder’s Equity

(a) Preferred Stock

On October 6, 1999, Click2learn sold 6,000 shares of Series A Convertible Preferred Stock (“Series A Stock”) to Marshall Capital Management, Inc. (“Marshall Capital”) and sold 4,000 shares of Series A Stock to Vulcan Ventures, Inc. (“Vulcan Ventures”), a company controlled by Click2learn’s significant stockholder, for a total purchase price of $10,000,000 in connection with a securities purchase agreement dated September 30, 1999. On November 1, 1999, the Series A Stock held by Marshall Capital converted into 774,193 shares of common stock and the Series A Stock held by Vulcan Ventures converted into 516,120 shares of common stock at a conversion price of $7.75 per share.

(b) Common Stock

On August 18, 1999, Click2learn sold 428,571 shares of common stock and warrants to purchase 428,571 shares of common stock with an exercise price of $7 per share to Go2Net for an aggregate purchase price of $3 million, which includes the cost of warrants allocated to services provided under the Marketing Agreement. A portion of the fair value of the warrants was allocated to the Marketing Agreement and was being amortized over the term of the Agreement. The fair value of these warrants was determined using the Black-Scholes option pricing model and substantially the same assumptions as discussed in the following paragraph. An anti-dilution clause was triggered by the private placement transactions closing in 2001 resulting in adjustments to the number of shares of common stock which can be purchased with the warrants from 428,571 to 488,205 and adjustment to the exercise price from $7 per share to $6.14. The warrants were all outstanding at December 31, 2001 and expire on August 18, 2004.

On October 6, 1999, in connection with the purchase of the Series A Stock, Click2learn issued Marshall Capital warrants for the purchase of 580,646 shares of common stock and Vulcan Ventures warrants for the purchase of 387,096 shares of common stock at an exercise price of $9.30 per share. Click2learn allocated approximately $3.4 million of the proceeds to the warrants using the Black-Scholes option pricing model with the following assumptions: (1) the stock price at the date of the securities purchase agreement, (2) a five-year life of the warrants, (3) no dividends, (4) risk-free interest rate of 5.0%, and (5) a volatility of approximately 60%. Because the fair value of the preferred stock and common stock warrants issued exceeded the proceeds received, Click2learn recorded a non-cash dividend associated with the preferred stock of $2.8 million. An anti-dilution clause was triggered by the private placement transactions closing in 2001 resulting in an adjustment to the exercise price of the warrants from $9.30 per share to $7.93. The warrants were all outstanding at December 31, 2001 and expire on October 6, 2004. Alpine Capital Partners, Inc. received warrants for the purchase of 30,000 shares of commons stock at an exercise price of $9.30 as a finder’s fee. An anti-dilution clause was triggered by the private placement transactions closing in 2001 resulting in an adjustment to the exercise price of the warrants from $9.30 per share to $7.93. Warrants for 10,000 shares of common stock, which expire on October 6, 2004, were outstanding at December 31, 2001.

On December 12, 2000, Click2learn sold 410,678 shares of common stock to Marshall Capital for an aggregate purchase price of $5 million. In connection with the purchase of common stock, Click2learn issued warrants for the purchase of 205,339 shares of common stock at an exercise price of $14.61 per share. An anti-dilution clause was triggered by the private placement transactions closing in 2001 resulting in an adjustment to the exercise price from $14.61 per share to $12.10. The warrants were all outstanding as of December 31, 2001 and expire on December 12, 2005. In addition, Click2learn issued Marshall Capital warrants for the purchase of up to 176,177 shares of common stock at an exercise price of $.01, which would be exercisable if the price of Click2learn’s common stock declined between the closing of the purchase and the effective date of a related registration statement. The number of shares with respect to which this warrant would become exercisable was determined by the change in Click2learn’s stock price. On January 19, 2001, Marshall Capital exercised the warrants for nominal additional consideration and received 74,759 additional shares. Warrants for the remaining 101,418 shares expired on January 20, 2001.

In transactions closing on November 20, 2001 and December 10, 2001, Click2learn sold 3,680,000 shares of common stock to several accredited investors for an aggregate purchase price of $9.2 million. In connection with the purchase of the common stock, Click2learn issued the investors warrants for the purchase of an additional 1,840,000 shares of common stock at an exercise price of $4.00 per share. Jefferies & Company, Inc. acted as placement agent in connection with these transactions and was issued warrants for the purchase of 64,200 common shares on November 20, 2001 and for the purchase of 28,200 common shares on December 10, 2001, both at an exercise price of $2.50 per share. On November 20, 2001, Click2learn issued warrants to ComVest Venture Partners, L.P. for the purchase of 12,000 shares and to Commonwealth Associates, L.P. for the purchase of 18,000 shares, both at an exercise price of $2.50 per share. Both ComVest Venture Partners, L.P. and Commonwealth Associates, L.P. acted as placement agents in connection with a portion of the private placement closing on November 20, 2001. All of these warrants were outstanding at December 31, 2001.

           (c) Stock Option Plans

Click2learn has adopted or assumed stock option plans in acquisitions (the “Plans”) that provide for the issuance of nonqualified and incentive stock options to officers, employees, consultants, and directors to acquire up to 11,227,073 shares of common stock. The Compensation Committee determines the terms and conditions of options granted under the Plans, including the exercise price. The exercise price for incentive stock options shall not be less than the fair market value at the date of grant, and the options expire ten years from the date of grant. Option grants generally vest at 25% after the first year and ratably each month for the next three years. When options are issued at less than fair market value, compensation expense is recorded. All canceled options revert back to the option pool.

Under APB 25, because the exercise price of Click2learn’s employee stock options generally equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Had stock compensation expense for Click2learn’s stock plans been determined based on the fair value methodology under Statement 123, Click2learn’s net loss would have increased to the pro forma amounts as follows:

	Year Ended December 31,

	1999	2000	2001

	(In thousands)
Net loss:
As reported	$(10,005)	$(16,786)	$(19,581)
Pro forma	$(12,778)	$(23,208)	$(26,079)
Basic and diluted net loss per share:
As reported	$(.87)	$(.99)	$(.99)
Pro forma	$(1.05)	$(1.37)	$(1.32)

Prior to the IPO in June 1998, the fair value for the options was estimated at the date of grant using the minimum value method that takes into account (1) the stock price at the grant date, (2) a five-year expected life of the options, (3) no dividends, and (4) a risk-free interest rate of 6.0%. After the IPO, the fair value for the options granted was estimated using the Black-Scholes option pricing model using the above assumptions and volatility of 60% in 1999, 74% in 2000 and 130% in 2001 and a risk free interest rate of 5.5% during 1999, 5.3% during 2000, and 4.4% during 2001. Compensation expense included in pro forma disclosures may not be representative of the effects on pro forma income or loss for future years because the amounts above include only the amortization for the fair value of the grants after the IPO.

The weighted-average fair value of stock options granted in 1999, 2000 and 2001 was $3.54, $9.44, and $2.42 per option, respectively.

A summary of Click2learn’s stock option activity is as follows:

		Outstanding Options

	Shares		Weighted
	available for	Number of	average
	grant	shares	exercise price

Balances at December 31, 1998	1,046,386	3,990,190	$5.05
Increase in shares available for grant	1,000,000	—	—
Options granted	(1,857,343)	1,857,343	6.26
Options exercised	—	(348,437)	2.51
Options canceled	753,484	(753,484)	7.29

Balances at December 31, 1999	942,527	4,745,612	5.36
Increase in shares available for grant	1,513,923	—	—
Options granted	(2,458,437)	2,458,437	14.67
Options exercised	—	(1,167,309)	4.03
Options canceled	840,307	(840,307)	7.84

Balances at December 31, 2000	838,320	5,196,433	9.64
Increase in shares available for grant	2,750,000	—	—
Options granted and assumption of plan in acquisition	(3,058,685)	3,058,685	2.71
Options exercised	—	(342,101)	1.65
Options canceled	2,243,892	(2,243,892)	9.08

Balances at December 31, 2001	2,773,527	5,669,125	6.49

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted-
		average	Weighted		Weighted-
Range of		remaining	-average		average
Exercise	Number of	contractual	exercise	Number	exercise
Prices	shares	life	price	of shares	prices

$ 1.31 - $ 2.21	1,563,292	8.35 years	$1.91	355,428	$1.59
2.40 - 3.29	982,555	9.56 years	2.92	0	0.00
3.37 - 6.00	1,073,039	7.03 years	4.84	854,613	5.09
6.21 - 12.56	973,051	7.64 years	9.38	680,428	9.09
12.94 - 17.38	962,655	8.35 years	15.06	375,045	15.15
17.56 - 19.94	114,533	8.25 years	18.58	51,990	18.63

	5,669,125	8.19 years	6.49	2,317,504	7.66

During 2001, Click2learn extended the maximum time period a member of its Board of Directors had to exercise vested options to purchase 255,600 shares of common stock upon leaving the Board. This modification resulted in compensation expense of $64,000 in 2001.

(13) Benefit Plans

Click2learn has a Retirement Savings Plan to provide for voluntary salary deferral contributions on a pretax basis in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended. To date, Click2learn has made no contributions.

Click2learn’s Employee Stock Purchase Plan (“ESPP”) authorizes the issuance of a maximum of 450,000 shares of common stock annually for a term of ten years expiring 2009 and is administered by Click2learn’s Compensation Committee. All eligible employees can elect to have deducted from 1% to 10% of their total compensation up to $25,000 per year. The purchase price shall be the lesser of 85% of the fair value of the stock on the offering date or the purchase date. The number of shares under the ESPP issued were 0 in 1999, 183,237 in 2000, and 308,086 in 2001.

(14) Litigation

In 1996, a complaint seeking unspecified damages was filed against Click2learn alleging that Click2learn’s ToolBook and Multimedia ToolBook products infringe a patent. Click2learn has received an opinion from counsel that the products do not infringe this patent and that the patent is invalid. The action is still in the discovery stage. Although Click2learn does not believe that the resolution of this litigation will have a material impact on its financial position and results of operations, it is possible that the outcome will result in a loss to Click2learn. Click2learn intends to vigorously defend this action. No amounts have been accrued for this matter.

Certain lawsuits and claims are pending against Click2learn. Although the outcome of such lawsuits and claims cannot be predicted with certainty, the expected disposition thereof will not, in the opinion of management both individually and in the aggregate, result in a material adverse effect on Click2learn’s operations and financial position.

(15) Segment Information

Click2learn reorganized its internal reporting in 2000 and now includes the three reportable segments: Tools, Content Services, and Platforms. Tools include software licenses and technical support and training for ToolBook II product line. Content Services includes custom development of e-Learning courses, consulting, licensing and hosting fees for ReDS, and royalties from resales of third party content. Platforms includes software licenses, subscription and hosting fees, implementation, and training and support for the Aspen platform as well as Ingenium and the e-Learning Network.

Click2learn’s operating committee, which includes its Chief Executive Officer and Chief Financial Officer, has been identified as the Chief Operating Decision Maker (CODM) as it assesses the performance of the business units and decides how to allocate resources to the business units. Segment income is the measure of profit and loss that the CODM uses to assess performance and make decisions. Segment income represents revenues less cost of revenues incurred within the operating segments as presented in Click2learn’s consolidated statements of operations. Click2learn does not allocate operating expenses including research and development, sales and marketing, general and administrative, or amortization of goodwill to its operating segments. In addition, other income (expense) is also not allocated to operating segments.

There are no intersegment revenues. Click2learn’s CODM does not review total assets or depreciation and amortization by operating segment. The accounting policies for reported segments are the same as Click2learn as a whole.

            Geographic Information:

	Year Ended December 31,

	1999	2000	2001

Revenue:
Domestic	$29,308	$39,857	$39,418
International	5,425	2,700	5,673

	$34,733	$42,557	$45,091

       Revenues are attributed to geographic areas based on the location of the customers.

	December 31,

	2000	2001

Long-lived assets:
Domestic operations	$12,401	$8,081
International operations — primarily Europe	300	230

	$12,701	$8,311

Long-lived assets represent property, plant and equipment and goodwill, and other intangible assets net of accumulated depreciation and amortization.

(16) Unaudited Quarterly Financial Information

	For the Quarter Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2000	2000	2000	2000

Total revenue	$9,883	$10,413	$11,067	$11,194
Gross margin	5,046	5,245	5,492	4,590
Operating loss	(3,626)	(3,337)	(5,510)	(4,787)
Net loss	(3,349)	(3,239)	(5,440)	(4,757)
Net loss per common share, basic and diluted	(.20)	(.19)	(.32)	(.27)

	For the Quarter Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2001	2001	2001	2001

Total revenue	$10,655	$11,696	$11,236	$11,504
Gross margin	4,384	5,805	6,026	7,400
Operating loss	(4,488)	(3,249)	(2,753)	(8,891	)(1)
Net loss	(4,416)	(3,266)	(2,820)	(9,079)
Net loss per common share, basic and diluted	(.24)	(.17)	(.14)	(.41)

            (1) Includes a $7.6 million charge for goodwill impairment.

(17) Subsequent Event

In January 2002, Click2learn sold a majority of its custom e-Learning content development business to NIIT (USA), Inc., the U.S. operation of NIIT Limited (“NIIT”), a global custom development firm. In addition, NIIT will partner with Click2learn to provide custom development services to Click2learn’s customers. Click2learn anticipates the sale will result in a loss of approximately $2.5 million due to employee severance and the costs to close excess facilities.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

       Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this Item is incorporated by reference to the information in the definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on May 29, 2002.

Item 11.     Executive Compensation

      The information required by this Item is incorporated by reference to the information in the definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on May 29, 2002.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference to the information in the definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on May 29, 2002.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the information in the definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on May 29, 2002.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements

      Financial statements filed as part of this report are listed in the index on page 29.

      (2) Financial Statement Schedules

      Financial statement schedules filed as part of this report are listed in the index on page 29.

All other schedules are omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or notes thereto.

      (3) Exhibits

      See Index to Exhibits

(b) (1) Reports on Form 8-K

Reports were filed on Form 8-K dated November 15, 2001 and December 10, 2001 reporting the entry into a purchase agreement for the purchase of common stock and the grant of warrants to investor in the private placement and the related registration rights agreement. No financial statements were filed with the reports on Form 8-K.

(c) Index to Exhibits

      The following Exhibits are attached to this Annual Report on Form 10-K:

Exhibit
Number	Exhibit Title

3.01	Amended and Restated Certificate of Incorporation of Click2learn.(1)
3.02	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of Click2learn filed on October 5, 1999.(2)
3.03	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Click2learn filed on November 23, 1999.(3)
3.04	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Click2learn filed on June 11, 2001.(4)
3.05	Bylaws of Click2learn.(1)
4.01	Form of Specimen Stock Certificate for Click2learn’s Common Stock.(3)
4.02	Securities Purchase Agreement dated as of August 18, 1999 by and between Click2learn and Go2Net, Inc.(5)
4.03	Common Stock Purchase Warrant dated as of August 16, 1999 from Click2learn to Go2Net, Inc.(4)
4.04	Securities Purchase Agreement dated as of October 6, 1999 by and between Click2learn, Marshall Capital Management, Inc. and Vulcan Ventures, Inc.(2)
4.05	Registration Rights Agreement dated as of October 6, 1999 by and between Click2learn, Marshall Capital Management, Inc. and Vulcan Ventures, Inc.(2)
4.06	Form of Warrant to Purchase Common Stock dated as of October 6, 1999 from Click2learn to Marshall Capital Management, Inc., Vulcan Ventures, Inc. and Alpine Capital Partners, Inc.(2)
4.07	Securities Purchase Agreement dated as of December 8, 2000 by and between Click2learn and Marshall Capital Management, Inc.(6)
4.08	Registration Rights Agreement dated as of December 8, 2000 by and between Click2learn and Marshall Capital Management, Inc.(6)
4.09	Series A Warrant to Purchase Common Stock dated as of December 12, 2000 by and between Click2learn and Marshall Capital Management, Inc.(6)
4.10	Series B Warrant to Purchase Common Stock dated as of December 12, 2000 by and between Click2learn and Marshall Capital Management, Inc.(6)
4.11	Purchase Agreement dated as of November 15, 2001 by and between Click2learn and various investors.(7)
4.12	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors.(7)
4.13	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors.(7)
4.14	Addendum to Purchase Agreement and Registration Rights Agreement dated as of December 10, 2001 by and between Click2learn and various investors.
10.01	Form of Indemnification Agreement entered into by Click2learn with each of its directors and executive officers.(2)
10.02	Click2learn’s 1995 Combined Incentive and Nonqualified Stock option Plan and related documents.(2)
10.03	Click2learn’s 1998 Directors Stock Option Plan and related documents.(2)
10.04	Click2learn’s 1998 Equity Incentive Plan and related documents.(2)
10.05	Click2learn’s 1999 Employee Stock Purchase Plan and related documents.(8)
10.06	IntelliPrep Technologies, Incorporated 2001 Equity Incentive Plan.(9)
10.07	Lease Agreement, dated as of May 24. 1991, by and between Click2learn and Dean Witter Realty Income Partnership II, L.P. and amendments thereto.(2)(10)

Exhibit
Number	Exhibit Title

10.08	Employment Agreement dated as of January 19, 2000 by and between Click2learn and Kevin Oakes.(11)
10.09	Loan and Security Agreement dated as of September 4, 2001 by and between Click2learn and Silicon Valley Bank.(12)
10.10	Employment Agreement dated as of May 29, 2001 by and between Click2learn and Sudheer Koneru.(4)
10.11	Employment Agreement dated as of May 29, 2001 by and between Click2learn and Srinivasan Chandrasekar.(4)
10.12	Employment Agreement dated as of October 1, 2001 by and between Click2learn and Dennis Worsley.(12)
21.01	Subsidiaries of Click2learn.
23.01	Consent of KPMG LLP.

Notes to Exhibit List:

(1)	Incorporated herein by reference to Click2learn’s Registration Statement on Form S-1 (Registration no. 333-49037), as amended.

(2)	Incorporated herein by reference to Click2learn’s Registration Statement on Form S-3 (Registration no. 333-89615).

(3)	Incorporated herein by reference to Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(4)	Incorporated by reference to Click2learn’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

(5)	Incorporated herein by reference to Click2learn’s Registration Statement on Form S-3 (Registration no. 333-87425).

(6)	Incorporated herein by reference to Click2learn’s Current Report filed with the Securities and Exchange Commission on Form 8-K dated December 12, 2000.

(7)	Incorporated herein by reference to Click2learn’s Current Report filed with the Securities and Exchange Commission on Form 8-K dated November 15, 2001.

(8)	Incorporated herein by reference to Click2learn’s Registration Statement on Form S-8 (Registration no. 333-83759).

(9)	Incorporated herein by reference to Click2learn’s Registration Statement on Form S-8 (Registration no. 333-63916).

(10)	Incorporated herein by reference to Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Incorporated by reference to Click2learn’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

(12)	Incorporated by reference to Click2learn’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(d) Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Click2learn has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICK2LEARN, INC.

April 1, 2002 Date	/s/ John D. Atherly John D. Atherly, Chief Financial Officer and Vice President, Finance and Administration (Principal Financial Officer and Chief Accounting Officer)

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

April 1, 2002 Date	/s/ Kevin Oakes Kevin Oakes, President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

April 1, 2002 Date	/s/ Bert Kolde Bert Kolde, Director

April 1, 2002 Date	/s/ Joseph DiNucci Joseph DiNucci, Director

April 1, 2002 Date	/s/ Edward Harris Edward Harris, Director

April 1, 2002 Date	/s/ Shelley Harrison Shelley Harrison, Ph.D., Director

April 1, 2002 Date	/s/ Jonathan D. Klein Jonathan D. Klein, Director

April 1, 2002 Date	/s/ Sally Narodick Sally Narodick, Director

April 1, 2002 Date	/s/ Ronald S. Posner Ronald S. Posner, Director

April 1, 2002 Date	/s/ Vijay Vashee Vijay Vashee, Director

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Click2learn, Inc.:

Under date of January 30, 2002, we reported on the consolidated balance sheets of Click2learn, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in the 2001 Annual Report on Form 10-K of Click2learn, Inc. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Seattle, Washington

January 30, 2002

SCHEDULE II.

CLICK2LEARN, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2001, 2000, and 1999
(In thousands)

		Charge to
	Balance at	Other		Balance at
	Beginning	Costs and		End of
	of Year	Expenses	Deductions	Year

Year ended December 31, 2001:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$962	$1,198	$730	$1,430
Year ended December 31, 2000:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$945	$863	$846	$962
Year ended December 31, 1999:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$1,397	$275	$727	$945