Form 10-Q
period 2002-03-31
CLICK2LEARN INC/DE/
filed 2002-05-15
CIK 1052327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

Yes  ☒     No  ☐

The number of shares outstanding of the issuer’s Common Stock, par value $0.01, as of March 31, 2002 was 24,259,692 shares.

CLICK2LEARN, INC.

FORM 10-Q

For the Quarter Ended March 31, 2002

CLICK2LEARN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$6,546	$9,553
Accounts receivable, net of allowance for returns and doubtful accounts of $1,143 in 2002 and $1,430 in 2001	15,134	19,449
Inventories	69	62
Prepaid royalties and licenses	242	180
Receivables from related companies	26	9
Other	1,326	1,001

Total current assets	23,343	30,254
Property and equipment, net	1,761	2,250
Goodwill and other intangible assets, net	8,378	6,061
Other	700	789

Total assets	$34,182	$39,354

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,235	$2,617
Accrued compensation and benefits	2,965	2,788
Deferred revenue	2,136	2,453
Customer prepayments	104	166
Other	1,202	1,353

Total current liabilities	9,642	9,377
Other noncurrent liabilities	292	417

Total liabilities	9,934	9,794

Stockholders’ equity:
Preferred stock	—	—
Common stock	243	242
Additional paid-in capital	242,146	241,769
Accumulated deficit	(217,579)	(211,894)
Deferred stock compensation	—	(5)
Accumulated other comprehensive loss	(562)	(552)

Total stockholders’ equity	24,248	29,560

Total liabilities and stockholders’ equity	$34,182	$39,354

See accompanying notes to Condensed Consolidated Financial Statements

CLICK2LEARN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended
	March 31,

	2002	2001

Revenue:
Platforms	$5,419	$3,006
Tools	1,258	2,021
Content services	854	5,628

Total revenue	7,531	10,655

Cost of revenue:
Platforms	1,574	655
Tools	395	486
Content services	2,215	5,130

Total cost of revenue	4,184	6,271

Gross margin	3,347	4,384

Operating expenses:
Research and development	2,282	2,340
Sales and marketing	4,432	4,656
General and administrative	2,048	1,637
Amortization of goodwill	—	239
Employee severance and excess facility costs	1,138	—

Total operating expenses	9,900	8,872

Loss from operations	(6,553)	(4,488)
Gain on sale of assets	927	—
Other income, net	16	172
Equity in losses of affiliate	(75)	(100)

Net loss	$(5,685)	$(4,416)

Net loss per share, basic and diluted	$(0.23)	$(0.24)

Weighted average common shares outstanding, basic and diluted	24,199	18,044

See accompanying notes to Condensed Consolidated Financial Statements

CLICK2LEARN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(5,685)	$(4,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	662	705
Write-off property and equipment	270	—
Stock compensation expense	5	16
Gain on sale of assets	(927)	—
Loss on affiliate	75	100
Changes in assets and liabilities:
Accounts receivable	4,315	(1,426)
Inventories	(7)	32
Prepaid royalties and licenses	(62)	30
Receivables from related companies	(17)	—
Other current assets	(343)	(477)
Accounts payable	619	(68)
Accrued liabilities	176	(79)
Deferred revenue	(317)	385
Other current liabilities	(200)	(184)

Net cash used in operating activities	(1,436)	(5,382)

Cash flows from investing activities:
Purchase of property and equipment	(2,813)	(176)
Proceeds from sale of assets	1,000	—
Investment in Click2learn Japan KK	—	(639)
Sale (purchase) of other assets	13	(4)

Net cash used in investing activities	(1,800)	(819)

Cash flows from financing activities:
Repayment of notes and loans payable	(138)	(4)
Proceeds from exercise of stock options	43	45
Proceeds from sale of common stock	335	572

Net cash provided by financing activities	240	613

Effect of foreign exchange rate changes	(11)	(142)

Net decrease in cash and cash equivalents	(3,007)	(5,730)
Cash and cash equivalents at beginning of period	9,553	15,321

Cash and cash equivalents at end of period	$6,546	$9,591

See accompanying notes to Condensed Consolidated Financial Statements

CLICK2LEARN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001

Note 1. Summary Of Significant Account Policies

(a) Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Click2learn, Inc. (“Click2learn”) include the accounts of Click2learn and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     These statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full fiscal year. Factors that may affect such operating results, include, but are not limited to, those discussed in “Factors That May Affect Future Results of Operations”. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     These condensed consolidated financial statements and notes should be read in conjunction with Click2learn’s audited consolidated financial statements included in Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(b) Net Loss Per Share

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

     Excluded from the computation of diluted earnings per share for the three months ended March 31, 2002 are options to acquire approximately 5,570,735 shares of common stock with a weighted average exercise price of $6.23 and warrants to purchase 3,633,686 shares of common stock with a weighted average exercise price of $5.75 because their effects would be anti-dilutive. Options to acquire approximately 5,637,373 shares of common stock with a weighted average exercise price of $8.60 and warrants to purchase 1,797,829 shares of common stock with a weighted exercise share price of $8.45 have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2001 because their effects would be anti-dilutive.

(c) Revenue Recognition

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

     Revenue from the e-Learning Network, Platforms offering no longer offered to new customers, includes site fees, hosting, royalties and content sales. The revenues are determined by individual contracts, one to three years in length, which specify functionality of the site and the commerce conducted on the site. The e-Learning Network fees are recognized ratably over the life of the contract. Royalty revenue is recognized as earned. Content revenue is either recognized evenly over the life of the contract for course usage on bundled curriculum courses or recognized at the time of the purchase of individual e-Learning courses. Revenues from tangible goods, including books, videotapes and CD-ROMs are recognized at the time of shipment.

(d) Comprehensive Loss

     The following table sets forth the components of comprehensive loss for the periods presented below:

	Three Months
	Ended March 31,

	2002	2001

Net loss	$(5,685)	$(4,416)
Foreign currency translation adjustment	(10)	6

Total comprehensive loss	$(5,695)	$(4,410)

(e) Derivative Financial Instruments

     Click2learn had no derivative financial instruments outstanding at March 31, 2002.

(f) Adoption of Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” (“Statement 141”), and Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Statement 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and specifies criteria for recognizing intangible assets acquired in a business combination. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives.

     Click2learn adopted the provisions of Statement 141 as of June 30, 2001. No business combinations have been initiated since July 1, 2001. Goodwill resulting from business combinations completed prior to June 30, 2001 was amortized through December 31, 2001. Based upon Click2learn's analysis, there was no impairment upon adoption of Statement 142 on January 1, 2002. Click2learn's identifiable intangible assets as of January 1, 2002 consisted of acquired technology. Click2learn has reviewed the useful lives of identifiable intangible assets as of January 1, 2002 and determined that the original useful lives of 3 to 5 years was appropriate. Click2learn plans to conduct its annual goodwill impairment testing during the fourth quarter of each year.

     Net loss and loss per share for the quarters ended March 31, 2002 and 2001 adjusted to exclude goodwill amortization expense are as follows (in thousands, except per share data):

	Three Months
	Ended March 31,

	2002	2001

Net loss:
Reported net loss	$(5,685)	$(4,416)
Goodwill amortization	—	239

Adjusted net loss	$(5,685)	$(4,177)

Basic and diluted net loss per share:
Reported loss per share	$(0.23)	$(0.24)
Goodwill amortization	—	.01

Adjusted basic and diluted net loss per share	$(0.23)	$(0.23)

     Goodwill and other intangibles are as follows:

	March 31, 2002			December 31, 2001

	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net Carrying Amount	Amount	Amortization	Net Carrying Amount

Goodwill	$3,310	$550	$2,760	$3,310	$550	$2,760
Acquired Technology	8,980	3,362	5,618	6,300	2,999	3,301

	$12,290	$3,912	$8,378	$9,610	$3,549	$6,061

     During the quarter ended March 31, 2002, acquired technology increased $2.7 million.

     In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), which is effective for fiscal years beginning after December 15, 2001. Statement 144 supersedes certain provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, and supersedes Statement 121. Click2learn adopted Statement 144 as of January 1, 2002 and it did not have a material effect on its consolidated financial position or results of operations.

Note 2. Segment Information

     Click2learn’s internal reporting includes three reportable segments: Platforms, Tools, and Content Services. Platforms includes software licenses, subscription and hosting fees, implementation, and training and support for the Aspen Enterprise Learning Platform as well as the Ingenium learning management system which is now part of the Aspen platform and the e-Learning Network, which is no longer offered to new customers. Tools include software licenses and technical support and training for ToolBook II product line. Content Services includes custom development of e-Learning courses, consulting, licensing and hosting fees for ReDS, a content development system that is no longer offered, and royalties from sales of third party content.

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

     Revenues by geographic region which are based on the location of the customers are as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Revenue:
Domestic	$6,739	$9,605
International — primarily Europe	792	1,050

	$7,531	$10,655

     Long-lived assets by geographic location are as follows (in thousands):

	March 31,	December 31,

	2002	2001

Long-lived assets Domestic	$9,980	$8,081
International — primarily Europe	159	230

	$10,139	$8,311

Note 3. Sale of Certain Assets and Employee Severance and Loss on Excess Facilities

     During January 2002, Click2learn sold certain assets of its custom content development business, including equipment and a customer list, to NIIT (USA), Inc. (“NIIT”) under an Asset Purchase Agreement for $1 million, resulting in a gain of $927,000 based on the book value of the assets. As a result of the transaction, NIIT will be Click2learn’s primary strategic partner for custom content development services. If certain targets for the referral of custom content development business to NIIT are attained, NIIT will pay Click2learn up to an additional $1 million in each of 2002 and 2003. In addition, Click2learn receives a commission on certain custom content development or software implementation business referred to NIIT.

     As a result of the transaction with NIIT, Click2learn significantly reduced the headcount of its custom content development business and closed certain facilities. During the quarter ended March 31, 2002, Click2learn had employee severance and excess facilities costs of $1.1 million, which included $196,000 of severance benefits, $270,000 to write-down leasehold improvements to net realizable value and $672,000, representing the excess of our future lease commitments over estimated income from subleasing activities. As of March 31, 2002, all employee severance benefits had been paid and $524,000 was included in accrued expenses for the loss on excess office facilities. Although, Click2learn believes that its estimates of future sublease income and the time required to locate tenants are reasonable, losses may increase if actual experience differs from Click2learn’s estimates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of Click2learn should be read in conjunction with Click2learn’s Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Report. This Report and the documents incorporated herein by reference include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Report are forward-looking. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “intend”, “believe” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in “Factors That May Affect Future Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

     We are a leading developer and provider of enterprise learning software products and services for companies, government agencies and educational institutions. We design, develop, market, license and support an integrated suite of enterprise learning software products and related services that allow our customers to cost-effectively create, personalize and manage the delivery of educational content. In the third quarter of 2001, we introduced our new Aspen platform that unifies collaborative content development, personalized content delivery and comprehensive learning management in an integrated system designed to be open, flexible and scalable. We provide our enterprise learning products and services to customers across a broad range of industries including financial services, accounting, healthcare, insurance, technology, manufacturing, telecommunications, transportation, utilities, government and education.

     As part of our ongoing focus on the Aspen platform, in February 2002, we purchased synchronous learning technology to enable real-time collaboration among remote users of our Aspen platform, which will be incorporated as an option in the future releases of the product. We also decided to focus our services offerings on those directly related to the Aspen platform and our ToolBook II product line. As a result, in January 2002 we sold certain assets of our custom content development business to NIIT (USA), Inc. (“NIIT”), the U.S. operation of NIIT Limited, a global custom software development firm. In addition, we significantly reduced the headcount of our custom content development business and closed certain facilities.

     We group revenues around the primary components of our solutions:

•	Platforms revenues include software licenses, subscription and hosting fees, implementation, customization, training and support related to the Aspen platform, our Ingenium learning management system, the precursor product to the Aspen Learning Management Server, and our e-Learning Network, which is no longer offered to new customers.

•	Tools revenues primarily include software licenses, technical support and training related to our ToolBook II line of products.

•	Content Services revenues are derived from the creation of custom learning content, consulting, fees for licensing, implementing and hosting our Rapid e-Learning Development System (“ReDS”), which is no longer offered, and sales of third party off-the-shelf content. ReDS is a collaborative development system that was licensed in connection with certain custom content development engagements and is no longer offered.

Critical Accounting Policies and Estimates

     Our critical accounting policies and estimates are as follows:

•	Revenue recognition

•	Estimating allowances for sales returns and the allowance for doubtful accounts

•	Valuation of goodwill

     Revenue Recognition. We recognize revenue pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.” Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software.

     For all sales, we use either a binding purchase order or signed agreement, depending on the nature of the transaction, as evidence of an arrangement. Sales through our significant resellers are evidenced by a master agreement governing the relationship.

     For software license fees in single element arrangements and multiple element arrangements which do not include customization or consulting services, delivery typically is deemed to occur when the product is shipped to customers.

     At the time of each transaction, we assess whether the fee associated with our revenue is fixed and determinable and whether or not collection is reasonably assured. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, based upon a variable matrix such as a minimum level of distribution or subject to refund, we account for the fee as not being fixed and determinable. In these cases, we defer revenue and recognize it when it becomes due and payable.

     We assess the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. We do not request collateral from our customers. If we determine at the time of the transaction that collection of a fee is not reasonably assured, we defer revenue until the time collection becomes reasonably assured.

     For multiple element arrangements, when Company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, we recognize revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, we defer revenue for the fair value of its undelivered elements such as consulting services and product support and upgrades, and recognize the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. Company-specific objective evidence is established for support and upgrades of standard products for which no installation or customization is required based upon the amounts we charge when support and upgrades are sold separately. For multiple element arrangements involving installation or customization, Company-specific objective evidence is established for support and maintenance arrangements if our customers have an optional annual renewal rate specified in the arrangement and the rate is substantive. Company-specific objective evidence is established for consulting and installation services based on the hourly rates we charge for our employees when they are performing these services provided we have the ability to accurately estimate the hours required to complete a project based upon our experience with similar projects.

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

     Valuation of Goodwill. We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate the fair value of a reporting unit to which goodwill relates is less than its carrying value. Factors we consider important which could trigger an impairment review include poor economic performance relative to expected historical or projected future operating results, significant negative industry, economic or company specific trends and changes in the manner of our use of the assets or the plans for our business. If we were to determine that the fair value of a reporting unit was less than its carrying value, including goodwill based upon the annual test or the existence of one or more of the above indicators of impairment, than we would measure impairment based on a comparison of the implied fair value of reporting unit goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of reporting unit goodwill. To the extent the carrying amount of reporting unit goodwill is greater than the implied fair value of reporting unit goodwill, we would record an impairment charge for the difference.

Results of Operations

     Revenue. Total revenues were $7.5 million for the quarter ended March 31, 2002, a decrease of 29% from $10.7 million for the quarter ended March 31, 2001. The decline in total revenue reflects the impact of the sale of our certain content development assets to NIIT in January 2002.

     Platforms revenue was $5.4 million for the quarter ended March 31, 2002, an increase of 80% from $3.0 million for the quarter ended March 31, 2001. The increase was due to the continued demand for the Aspen platform from new and existing customers. Platform revenue as a percentage of total revenue was 72% for the quarter ended March 31, 2002 as compared with 28% for the quarter ended March 31, 2001.

     Tools revenue was $1.3 million for the quarter ended March 31, 2002, a decrease of 38% from $2.0 for the quarter ended March 31, 2001. The decline is due to our decision to focus more of our research and development and sales and marketing efforts on the Aspen platform. Tools revenue as a percentage of total revenue was 17% for the quarter ended March 31, 2001 as compared with 19% for the quarter ended March 31, 2001.

     Content services revenue was $854,000 for the quarter ended March 31, 2002, a decrease of 85% from $5.6 million for the quarter ended March 31, 2001. The decrease was a result of the sale of the certain assets of our custom content development business to NIIT. We will continue to offer custom content development services directly to the

Washington National Guard, which was not part of the sale to NIIT in January 2002. As a result, content services revenue will be significantly reduced compared to prior years.

     Cost of Revenue. The total cost of revenue was $4.2 million for the quarter ended March 31, 2002, a decrease of 33% from $6.3 million for the quarter ended March 31, 2001. Platform and Tools revenues have a lower cost as a percent of revenue than does Content Services therefore the decrease was a result of the change in mix of our revenues and reduced costs associated with our commercial content development business as certain of those assets were transitioned to NIIT, and our headcount was reduced significantly.

     Cost of platform revenue includes labor costs associated with software implementations, costs of packaging and duplication. Cost of platform revenue was $1.6 million for the quarter ended March 31, 2002, an increase of 140% from $655,000 for the quarter ended March 31, 2001 and increased as a percentage of platform revenue to 29% for the quarter ended March 31, 2002 from 22% the year ago period. The increase in costs is a result of the increase in platform revenues and an increase in the portion of costs associated with software implementations labor.

     Cost of tools revenue includes labor costs associated with training Toolbook customers, costs of packaging, duplication, and royalties. Cost of tools revenue was $395,000 for the quarter ended March 31, 2002, a decrease of 19% from $486,000 for the quarter ended March 31, 2001 and as a percentage of tools revenue increased to 31% for the quarter ended March 31, 2002 compared to 24% the period a year ago. The decrease in costs is primarily due to a decrease in revenue. The increase in cost as a percent of tools revenue was a result of a greater portion of tools revenue in the quarter ended March 31, 2002 coming from higher cost services than the period a year ago.

     Cost of content services revenue includes personnel costs for professional services provided. Cost of content services revenue was $2.2 million for the quarter ended March 31, 2002, a decrease of 57% from $5.1 million for the quarter ended March 31, 2001 and as a percentage of content services revenue increased to 259% for the quarter ended March 31, 2002 from 91% for the quarter ended March 31, 2001. The increase as a percent of content services revenue for the quarter ended March 31, 2002 as compared to the prior year was due primarily to the excess capacity from transitioning certain assets of our content development business to NIIT. As a result, future costs will be significantly reduced compared to prior years.

Operating Expenses

     Research and Development. Research and development expenses consist primarily of salaries and related personnel costs, depreciation of development equipment, supplies, and overhead allocations. Research and development costs remain unchanged at $2.3 million for the quarters ended March 31, 2002 and 2001. Research and development costs as a percent of revenue increased to 30% for the quarter ended March 31, 2002 from 22% for the quarter ended March 31, 2001 due to lower revenues.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personnel costs, sales commissions, advertising, trade shows, and overhead allocations. Sales and marketing expenses were $4.4 million for the quarter ended March 31, 2002, a decrease of 5% from $4.7 million for the quarter ended March 31, 2001. Sales and marketing costs as a percent of revenue increased to 59% for the quarter ended March 31, 2002 as compared to 44% for the quarter ended March 31, 2001 due to lower revenues.

     General and Administrative. General and administrative expenses consist primarily of salaries and related personnel costs for administrative, executive and finance personnel as well as outside advisors. General and administrative expenses were $2.0 million for the quarter ended March 31, 2002, an increase of 25% from $1.6 million for the quarter ended March 31, 2001. The higher costs were attributable to transition costs incurred during the quarter as a result of the assets sold to NIIT. General and administrative expenses as percent of revenue increased to 27% for the quarter ended March 31, 2002 as compared to 15% for the quarter ended March 31, 2001 due to the higher costs and lower revenue.

     Amortization of Goodwill. Goodwill amortization for the quarter ended March 31, 2002 were $0 as compared to $239,000 for the quarter ended March 31, 2001. As of January 1, 2002, we adopted SFAS 142 which requires that goodwill is no longer amortized, but subject to an annual impairment test.

     Other Income. Interest income, net, on cash and cash equivalents for the quarter ended March 31, 2002 was $16,000 as compared to $172,000 for the quarter ended March 31, 2001. The decrease was due to lower interest rates and lower investment balances. Click2learn Japan K.K. is a joint venture which we account for our interest using the equity method of accounting. We recorded a loss of $75,000 and $100,000 for the quarters ended March 31, 2002 and 2001, respectively, representing our equity share of losses.

Sale of Certain Assets and Employee Severance and Loss on Excess Facilities

     During January 2002, we sold certain assets of our content development business, including equipment and a customer list to NIIT under an Asset Purchase Agreement for $1 million, resulting in a gain of $927,000 based on the book value of those assets during the quarter ended March 31, 2002. As a result of the transaction, NIIT will be our primary strategic partner for custom content development services and we will refer or subcontract custom content development work to NIIT. If certain targets are attained, NIIT will pay us up to $1 million additional in each of 2002 and 2003. In addition, we will receive a commission on certain business referred to NIIT.

     As a result of the transaction with NIIT, we significantly reduced the headcount of our custom content development business and closed certain facilities. During the quarter ended March 31, 2002, we had employee severance and excess facilities costs of $1.1 million, which included $196,000 of severance benefits, $270,000 to write-down leasehold improvements to net realizable value and $672,000, representing the excess of our future lease commitments over estimated income from subleasing activities. As of March 31, 2002, all employee severance benefits had been paid and $524,000 was included in accrued expenses for the loss on excess office facilities. Although we believe that our estimates of future sublease income and the time required to locate tenants are reasonable, losses may increase if actual experience differs from our estimates.

Adoption of Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“Statement 141”), and No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies certain criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also required that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. The provisions of Statement 141 were adopted effective June 30, 2001. No business combinations were completed during the period July 1, 2001 to March 31, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through December 31, 2001.

     As of January 1, 2002, we have identified intangible assets, consisting of acquired technology and goodwill, net of accumulated amortization. Upon adoption of Statement 142, we ceased amortizing goodwill. During the quarter ended March 31, 2002, we completed our transitional goodwill impairment test. Based upon our analysis, there was no impairment of goodwill upon adoption of Statement 142 on January 1, 2002. We plan to conduct our annual impairment testing during the fourth quarter of each year. In addition, we reviewed the useful lives of our identifiable intangible assets and determined that the original estimated lives of 3 to 5 years remains appropriate.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting of the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), which is effective for fiscal years beginning after December 15, 2001. Statement 144 supersedes certain provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions” and supersedes SFAS 121. We adopted Statement 144 as of January 1, 2002. Adoption of Statement 144 did not effect our consolidated financial position or results of operations.

Liquidity and Capital Resources

     At March 31, 2002, our principal source of liquidity was $13.7 million of working capital, a decrease of $7.2 million from December 31, 2001. At March 31, 2002, we had cash and cash equivalents totaling $6.5 million, a decrease of $3.0 million from December 31, 2001. The primary uses of cash were $1.4 million for operating activities and $1.8 for investing activities offset by $240,000 from financing activities. Uses of cash for investing activities consisted primarily of the purchase of synchronous technology for $2.7 million offset by $1.0 million for assets sold to NIIT. In addition to our cash and cash equivalents, the other primary component of working capital was our accounts receivable. At March 31, 2002, we had $15.1 million in receivables, down from $19.4 million at December 31, 2001, due to decreased revenues and improved collection efforts.

     In order to increase the liquidity of our receivables, we have established a $4 million working capital line of credit and a two-year $1 million term loan facility for purchases of capital assets with Silicon Valley Bank. Both lines bear interest at the Silicon Valley Bank prime rate plus 1.50% and are collateralized by our assets. Covenants in the loan agreements include restrictions on our ability to pay dividends or make other distributions, make acquisitions or investments, merge or consolidate with others or dispose of assets. If not renewed the working capital line terminates and any advances made are due on November 5, 2002. The term loan is payable in 24 monthly payments of $41,666.67 plus interest ending October 1, 2003. At March 31, 2002, we had a balance of $792,000 on the two-year term loan facility and $0 on the working capital line. Our loan agreement requires us to maintain certain financial ratios and meet other financial covenants. The failure to meet those covenants could prevent us from accessing the working capital line and result in the acceleration of any balances under either the working capital line or the term loan. We were in compliance with these covenants at March 31, 2002 or have obtained appropriate waivers from the bank at no cost to us.

     Although we anticipate that our business will become cash flow positive during 2002, it currently does not generate the cash needed to finance our operations and may not begin to do so in 2002. Our long-term liquidity will be affected by numerous factors, including acquisitions of businesses or technologies, demand for our Aspen platform, the extent to which our enterprise learning solutions achieve market acceptance, the timing and extent to which we invest in new technology, the expenses of sales and marketing and new product development, the extent to which competitors are successful in developing their own products and services and increasing their own market share, the level and timing of revenues, the collection of these receivables, the availability of our lines of credit and other factors.

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

     Our contractual commitments at March 31, 2002 are substantially similar to those at December 31, 2001 disclosed in our annual report on Form 10-K.

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

     Our future revenues are difficult to predict and we may not be able to adjust spending in response to revenue shortfalls. Our limited operating history with our current enterprise learning solutions, possible acquisitions and the emerging nature of the enterprise learning market make prediction of future revenue and expenses difficult. Expense levels are based, in part, on expectations as to future revenue and largely are fixed in the short term. We will likely be unable to, or may not elect to, reduce spending quickly enough to offset any unexpected revenue shortfall. If we are unable to predict future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

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

     We incurred a net loss of approximately $5.7 million in the three months ended March 31, 2002. As of March 31, 2002, our accumulated deficit was $217.6 million. Although we anticipate that we will achieve profitability on a quarterly basis by the end of 2002, we have not yet achieved profitability and may not do so during 2002. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

We face risks encountered in emerging markets and may be unsuccessful in addressing these risks.

     We face risks frequently encountered in new and rapidly evolving markets. Specific risks we face relate to the demand for and market acceptance of our enterprise learning solutions. We may fail to adequately address these risks, and therefore our business may suffer. To address these risks, we must:

•	effectively market our enterprise learning software to new and existing customers;

•	continue to enhance the technology upon which our enterprise learning software is based;

•	successfully implement our enterprise learning software for our customers and generate continuing revenues from those customers; and

•	address and establish new technologies and technology standards.

The enterprise learning software market is in the early stages of development and may not grow to a sufficient size or at a sufficient rate to sustain our business.

     The enterprise learning software market is in the early stages of development, and may not grow to a sufficient size or at a sufficient rate for our business to succeed. Corporate training and education historically have been conducted primarily through classroom instruction and traditionally have been performed by internal personnel. Although technology-based training applications have been available for several years, they currently account for only a small portion of the overall training market. Accordingly, our success will depend on the extent to which companies migrate from traditional training methods to web-based solutions in connection with their training activities. In addition, our success will depend upon the extent to which companies utilize the products or services of third-party providers.

     Many companies that have already invested substantial resources in traditional training methods may be reluctant to adopt a new strategy that may limit or compete with their existing investments. Even if companies implement technology-based training or web-based learning solutions, they may still choose to design, develop, deliver or manage all or a part of their education and training internally. If the use of web-based learning solutions does not become widespread, or if companies do not use the products and services of third parties to develop, deliver or manage their learning, then our enterprise learning software may not be commercially successful.

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

We face intense competition from other enterprise learning software providers and may be unable to compete successfully.

     The enterprise learning software market is highly fragmented and competitive, with no single firm accounting for a dominant market share. Our competitors vary in size, scope and the breadth of products and services offered. We face competition from:

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

     Strategic relationships are important in expanding the distribution reach of companies in the enterprise learning market. If our competitors were to establish strategic relationships to bundle their products with the products and services of their strategic partners, the demand for our products and services might be substantially reduced and our ability to market and sell products and services successfully may be substantially diminished. In addition, the existence or announcement of strategic relationships involving our competitors could adversely affect our ability to attract and retain customers.

     Because of the lack of significant barriers to entry in the enterprise learning market, new competitors are likely to enter this market in the future. In particular, vendors of other enterprise software applications such as enterprise resource planning, human resource management or customer relationship management have indicated an intent to add learning delivery and management functionality to extend their current product lines within their existing customer base. If such vendors were to announce plans to add such functionality, our ability to sell to our products and service to their customers could be substantially diminished and our business could be adversely affected. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We may not be able to contend effectively with such increased competition.

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

     We believe that establishing and maintaining the Click2learn and Aspen brands will be critical to the success of our enterprise learning strategy and that the importance of brand recognition will increase due to the growing number of enterprise learning software products. We intend to increase our marketing and branding expenditures in our effort to increase our brand awareness. If our brand building strategy is unsuccessful, these expenses may never be recovered, and our business could be materially harmed.

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

     Our success also depends on our ability to attract, integrate, motivate and retain additional highly skilled technical, sales and marketing and professional services personnel. Competition for qualified personnel in the enterprise software industry is intense. To the extent we are unable to attract and retain a sufficient number of additional skilled personnel our business will suffer.

We may not be able to adapt to rapidly changing technology and evolving industry standards.

     The enterprise learning software market is characterized by rapidly changing technologies, frequent new product and service introductions, short development cycles and evolving industry standards. The introduction of new products and services embodying new technologies and the emergence of new industry standards may render our products and services obsolete. Our success depends on our ability to adapt to a rapidly changing landscape and to offer new products and services to address our customers’ changing demands. We may experience difficulties that delay or prevent the successful design, development, introduction or marketing of our products and services. To the extent we in fact experience such delays, we may experience difficulty in attracting new customers and may lose existing ones.

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

     We use some licensed third-party technology components in our products. Future licenses to this technology may not be available to us on commercially reasonable terms, or at all. The loss of or inability to obtain or maintain any of these technology licenses could result in delays in the introduction of new products or could force us to discontinue offering portions of our enterprise learning solutions until equivalent technology, if available, is identified, licensed and integrated. Furthermore, we may become subject to legal claims related to licensed technology based on product liability, infringement of intellectual property or other legal theories.

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

Security and privacy breaches could subject us to litigation and liability.

     We host many of our customers’ enterprise learning software implementations at our data center and provide access to that software using the Internet. The Internet is a public network and data is sent over this network from many sources. Although we take reasonable steps in accordance with current industry practices to ensure the security of our hosting systems and customer data, computer viruses could be introduced into our systems or those of our customers, which could disrupt the operation of our hosting systems or make them inaccessible to users. In addition, well-publicized Internet security breaches could deter customers from using the Internet to conduct transactions that involve the transmission of confidential information. We depend on Internet service providers and telecommunications companies and the efficient operation of their computer networks and other computer equipment to enable customers to access and use hosted software implementations. Each of these has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

     We could become subject to litigation and liability if third parties penetrate security for our hosting systems or otherwise misappropriate our users’ confidential information or if customers are unable to access and use hosted software implementations. Advances in computer capabilities, new discoveries in the field of cryptography or other technological events or developments could result in compromises or breaches of our security systems. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. We may be required to expend significant capital and other resources to protect against the threat of security breaches or service interruptions or to alleviate problems caused by breaches or service interruptions.

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

     As a result of taking a charge with respect to the impairment of goodwill related to our custom development business in the fourth quarter of 2001 and the expenses related to the transition of this business to NIIT in the first quarter of 2002, we are in violation of a covenant limiting the amount of our quarterly losses. As a result of our use of cash to fund operations and acquire synchronous learning technology in the first quarter of 2002, we are in violation of a covenant requiring us to maintain a certain level of tangible net worth. The bank has waived these violations of the covenants without cost to us, and has indicated that it is willing to amend the covenants requiring a certain level of tangible net worth so that we are no longer in violation. However, we cannot assure you that the bank will amend the tangible net worth covenant, that we will not violate these or other covenants in the future or that the bank will waive any such future violations at no cost to us, or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

     Foreign Currency Exchange Risk. We have foreign currency risk as a result of foreign subsidiary activities. For the three months ended March 31, 2002, international revenues from foreign subsidiaries accounted for approximately 11% of total revenues. All foreign subsidiaries use the local currency as their functional currency.

     Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchanges rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the three months ended March 31, 2002 was not material. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

     Not Applicable.

Item 2. Changes In Securities and Use of Proceeds.

     Not Applicable.

Item 3. Defaults Upon Senior Securities.

     Not Applicable.

Item 4. Submission of Matters to a Vote of Securities Holders.

     Not Applicable.

Item 5. Other Information.

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

	10.01	Employment Agreement dated March 21, 2002, between Click2learn and Kevin Oakes.

	10.02	Asset Purchase Agreement dated January 15, 2002, between Click2learn and NIIT (USA), Inc.

	10.03	Custom Software Development Agreement.

	10.04	Click2learn’s 1998 Equity Incentive Plan, as amended to date.[1]

(b)	Reports on Form 8-K

A report on Form 8-K dated April 4, 2001 was filed announcing Click2learn’s preliminary results for fiscal first quarter 2002 and the departure of Dennis Worsley as Executive Vice President, Worldwide Sales and Marketing. No financial statements were filed with such report.

1 Compensation Plan or Arrangement

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICK2LEARN, INC.

May 15, 2002	/s/John D. Atherly

Date	John D. Atherly Vice President, Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

10.01	Employment Agreement dated March 21, 2002, between Click2learn and Kevin Oakes.

10.02	Asset Purchase Agreement dated January 15, 2002, between Click2learn and NIIT (USA), Inc.

10.03	Custom Software Development Agreement

10.04	Click2learn’s 1998 Equity Incentive Plan