Form 10-Q
period 2002-06-30
CLICK2LEARN INC/DE/
filed 2002-08-14
CIK 1052327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]     No  [   ]

The number of shares outstanding of the issuer’s Common Stock, par value $0.01, as of June 30, 2002 was 24,290,753 shares.

CLICK2LEARN, INC.

FORM 10-Q

For the Quarter Ended June 30, 2002

Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Change in Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Securities Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

CLICK2LEARN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$4,979	$9,553
Accounts receivable, net of allowance for returns and doubtful accounts of $1,138 in 2002 and $1,430 in 2001	13,853	19,449
Inventories	64	62
Prepaid royalties and licenses	239	180
Receivables from related companies	25	9
Other	930	1,001

Total current assets	20,090	30,254
Property and equipment, net	1,590	2,250
Goodwill and other intangible assets, net	8,083	6,061
Other	623	789

Total assets	$30,386	$39,354

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,426	$2,617
Accrued compensation and benefits	2,885	2,788
Deferred revenue	2,181	2,453
Customer prepayments	83	166
Other	1,554	1,353

Total current liabilities	10,129	9,377
Other noncurrent liabilities	167	417

Total liabilities	10,296	9,794

Stockholders’ equity:
Preferred stock	—	—
Common stock	244	242
Additional paid-in capital	242,197	241,769
Accumulated deficit	(221,800)	(211,894)
Deferred stock compensation	—	(5)
Accumulated other comprehensive loss	(551)	(552)

Total stockholders’ equity	20,090	29,560

Total liabilities and stockholders’ equity	$30,386	$39,354

See accompanying notes to Condensed Consolidated Financial Statements

CLICK2LEARN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:
Platforms	$5,518	$4,624	$10,936	$7,629
Content services	875	5,267	1,729	10,895
Tools	1,236	1,805	2,495	3,826

Total revenue	7,629	11,696	15,160	22,350

Cost of revenue:
Platforms	1,480	784	3,054	1,439
Content services	1,334	4,657	3,549	9,787
Tools	287	450	682	936

Total cost of revenue	3,101	5,891	7,285	12,162

Gross margin	4,528	5,805	7,875	10,188

Operating expenses:
Research and development	2,404	2,142	4,685	4,483
Sales and marketing	4,831	5,003	9,263	9,658
General and administrative	1,436	1,597	3,485	3,234
Amortization of goodwill	—	312	—	551
Employee severance and excess facility costs	—	—	1,138	—

Total operating expenses	8,671	9,054	18,571	17,926

Loss from operations	(4,143)	(3,249)	(10,696)	(7,738)
Gain on sale of assets	—	—	927	—
Other income (expense), net	(3)	83	13	255
Equity in losses of affiliate	(75)	(100)	(150)	(200)

Net loss	$(4,221)	$(3,266)	$(9,906)	$(7,683)

Net loss per share, basic and diluted	$(.17)	$(.17)	$(.41)	$(.42)

Weighted average common shares outstanding, basic and diluted	24,271	18,762	24,235	18,403

See accompanying notes to Condensed Consolidated Financial Statements

CLICK2LEARN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(9,906)	$(7,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,196	1,539
Write-off property and equipment	270	—
Stock compensation expense	5	96
Gain on sale of assets	(908)
Equity in losses of affiliate	150	200
Changes in assets and liabilities:
Accounts receivable	5,594	(2,899)
Inventories	(2)	60
Prepaid royalties and licenses	(59)	105
Receivables from related companies	(16)	—
Other current assets	35	(566)
Accounts payable	808	(605)
Accrued liabilities	96	(552)
Deferred revenue	(272)	766
Other current liabilities	(269)	(208)

Net cash used in operating activities	(3,278)	(9,747)

Cash flows from investing activities:
Purchase of property and equipment and other intangible assets	(2,880)	(581)
Proceeds from sale of assets	1,000	—
Payments related to acquisitions, net of cash acquired	—	112
Investment in Click2learn Japan KK	—	(639)
Sale (purchase) of other assets	16	(4)

Net cash used in investing activities	(1,864)	(1,112)

Cash flows from financing activities:
Borrowings under (repayment) of debt	137	(4)
Proceeds from exercise of stock options	95	46
Proceeds from sale of common stock	335	571

Net cash provided by financing activities	567	613

Effect of foreign exchange rate changes	1	(59)

Net decrease in cash and cash equivalents	(4,574)	(10,305)
Cash and cash equivalents at beginning of period	9,553	15,321

Cash and cash equivalents at end of period	$4,979	$5,016

See accompanying notes to Condensed Consolidated Financial Statements

CLICK2LEARN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

Unaudited Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements of Click2learn, Inc. (“Click2learn”) include the accounts of Click2learn and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     These statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results for the full fiscal year. Factors that may affect such operating results, include, but are not limited to, those discussed in “Factors That May Affect Future Results of Operations". Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Click2learn’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

     Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2002 are options to acquire approximately 5,396,505 shares of common stock with a weighted average exercise price of $6.02 and warrants to purchase 3,633,686 shares of common stock with a weighted average exercise price of $5.75 because their effects would be anti-dilutive. Options to acquire approximately 5,469,500 shares of common stock with a weighted average exercise price of $7.53 and warrants to purchase 1,797,829 shares of common stock with a weighted exercise share price of $8.45 have been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2001 because their effects would be anti-dilutive.

Revenue Recognition

     Click2learn recognizes revenue in accordance with Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, which, as modified, stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based upon the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation or training, using evidence which is specific to Click2learn. If such evidence of fair value for each element does not exist, all revenue from the arrangement is deferred until such time that fair value does exist or until all elements are delivered. Revenue from software licenses is recognized upon shipment provided no significant obligations remain outstanding and collection of the resulting receivable is probable. An allowance for returns is provided at the time of the sale. Revenue from support agreements is recognized over the life of the contract.

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

Comprehensive Loss and Accumulated Other Comprehensive Loss

     The following table sets forth the components of comprehensive loss for the periods presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net loss	$(4,221)	$(3,266)	$(9,906)	$(7,683)
Foreign currency translation adjustment	12	83	1	(57)

Total comprehensive loss	$(4,209)	$(3,183)	$(9,905)	$(7,740)

     Accumulated other comprehensive loss at June 30, 2002 and December 31, 2001 consists of foreign currency translation adjustments.

Derivative Financial Instruments

     Click2learn had no derivative financial instruments outstanding at June 30, 2002.

Adoption of Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141 “Business Combinations” and Statement No. 142 “Goodwill and Other Intangible Assets.” Statement No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives.

     Click2learn adopted the provisions of Statement No. 141 as of July 1, 2001. No business combinations have been initiated since July 1, 2001. Goodwill resulting from business combinations completed prior to June 30, 2001 was amortized through December 31, 2001. Based upon Click2learn’s analysis, there was no impairment of goodwill upon adoption of Statement 142 on January 1, 2002 upon completion of the transitional goodwill impairment test. Click2learn’s identifiable intangible assets as of January 1, 2002 consisted of acquired technology. Click2learn has reviewed the useful lives of identifiable intangible assets as of January 1, 2002 and determined that the original useful lives of 3 to 5 years was appropriate. Click2learn plans to conduct its annual goodwill impairment testing during the fourth quarter of the year.

     Net loss and loss per share for the three and six months ended June 30, 2001 adjusted to exclude goodwill amortization expense are as follows (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,

	2001	2001

Net loss:
Reported net loss	$(3,266)	$(7,683)
Goodwill amortization	312	551

Adjusted net loss	$(2,954)	$(7,132)

Basic and diluted net loss per share:
Reported loss per share	(.17)	(.42)
Goodwill amortization	.01	.03

Adjusted basic and diluted net loss per share	$(.16)	$(.39)

     Net loss and loss per share for the years ended 2001, 2000, and 1999 adjusted to excluded goodwill amortization expense are as follow (in thousands, expect per share data):

	2001	2000	1999

Net loss:
Reported net loss	$(19,581)	$(16,786)	$(10,005)
Goodwill amortization	1,494	946	888

Adjusted net loss	$(18,087)	$(15,840)	$(9,117)

Basic and diluted net loss per share:
Reported loss per share	$(.99)	$(.99)	$(.87)
Goodwill amortization	.07	.06	.06

Adjusted basic and diluted net loss per share	$(.92)	$(.93)	$(.81)

     Excluded from the adjusted net loss and related adjusted basis and diluted net loss per share in 2001 was a goodwill impairment charge of $7,640.

     Goodwill and other intangibles are as follows:

	June 30, 2002			December 31, 2001

	Gross	Accumu-	Net	Gross	Accumu-	Net
	Carrying	lated	Carrying	Carrying	lated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Goodwill	$3,310	$433	$2,877	$3,310	$433	$2,877
Acquired Technology	8,790	3,584	5,205	6,300	3,116	3,184

	$12,100	$4,017	$8,083	$9,610	$3,549	$6,061

Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Click2learn is required to adopt Statement 146 no later than January

1, 2003 and the accounting and reporting for exit and disposal activities will be impacted on a prospective basis.

Segment Information

     Click2learn’s internal reporting includes three reportable segments: Platforms, Tools, and Content Services. Platforms includes software licenses, subscription and hosting fees, implementation, customization, training and support for the Aspen Enterprise Learning Platform as well as the Ingenium learning management system which is now part of the Aspen platform, and the e-Learning Network, which is no longer offered to new customers. Tools includes software licenses, technical support and training for ToolBook II product line. Content Services includes custom development of e-Learning courses, consulting, licensing, implementation and hosting fees for ReDS, a content development system that is no longer offered, and royalties from sales of third party content.

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

     Revenues by geographic region which are based on the location of the customers are as follows (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:
Domestic	$6,943	$10,760	$13,682	$20,364
International — primarily Europe	686	936	1,478	1,986

	$7,629	$11,696	$15,160	$22,350

     Long-lived assets by geographic location are as follows (in thousands):

	June 30,	December 31,

	2002	2001

Long-lived assets
Domestic	$9,548	$8,081
International — primarily Europe	125	230

	$9,673	$8,311

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

     As a result of the transaction with NIIT, Click2learn significantly reduced the headcount of its custom content development business and closed certain facilities. During the six months ended June 30, 2002, Click2learn had employee severance and excess facilities costs of $1.1 million, which included $196,000 of severance benefits, $270,000 to write-down leasehold improvements to net realizable value and $672,000, representing the excess of our future lease commitments over estimated income from subleasing activities. As of June 30, 2002, all employee severance benefits had been paid and $315,000 was included in accrued expenses for the loss on excess office facilities. Although, Click2learn believes that its estimates of future sublease income and the time required to locate tenants are reasonable, losses may increase if actual experience differs from Click2learn’s estimates.

Subsequent Events

     In July 2002, Click2learn decided to voluntarily terminate its custom content development agreement related to the Washington National Guard. As of June 30, 2002, Click2learn was owed approximately $5.0 million related to ongoing custom content development projects which it believes would be collectable if all remaining work were completed under the contract. It is possible that Click2learn may incur off-setting obligations as a result of its decision to terminate the agreement or that some or all of the receivable may not ultimately be collected. Click2learn is currently negotiating the terms of terminating the agreement and transitioning certain of its employees to other contractors who may continue projects in process. The results of these negotiations cannot yet be determined. Click2learn expects that it will exit its remaining custom content development business through a run-off of operations which will be completed in either the third or fourth quarter of 2002.

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

     We report revenues around the primary components of our solutions:

•	Platforms revenues include software licenses, subscription and hosting fees, implementation, customization, training and support related to the Aspen platform, our Ingenium learning management system, the precursor product to the Aspen Learning Management Server, and our e-Learning Network, which is no longer offered to new customers.

•	Tools revenues primarily include software licenses, technical support and training related to our ToolBook II line of products.

•	Content Services revenues are derived from the creation of custom learning content, consulting, fees for licensing, implementing and hosting our Rapid e-Learning Development System (“ReDS”), and sales of third party off-the-shelf content. ReDS is a collaborative development system that was licensed in connection with certain custom content development engagements and is no longer offered.

Critical Accounting Policies and Estimates

     Our critical accounting policies and estimates are as follows:

•	Revenue recognition

•	Estimating allowances for sales returns and the allowance for doubtful accounts

•	Valuation of goodwill

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

Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

     Revenue. Total revenues were $7.6 million and $15.2 million for the three and six months ended June 30, 2002, down 35% and 32% as compared to $11.7 and $22.4 million for the three and six months ended June 30, 2001. These results reflect higher Platform revenues, offset by declines in Tools and Content Services revenues. We believe the Aspen platform offers the greatest opportunity for growth in the coming periods and therefore have decided to focus our sales and R&D efforts primarily on the Aspen platform. The Tools segment, while complementary to the Aspen platform, does not and will not receive the same level of sales and R&D focus it has had in prior periods. The Content Services segment has decreased as a result of our decision to discontinue providing custom content development services, which will be completed with the transition of our contract to develop content for the Washington National Guard. As a result, we expect that the Platforms segment will be our primary growth segment for the foreseeable future and that the Tools and Content Services segments will continue to decline.

     Platform revenue was $5.5 million for the quarter ended June 30, 2002, an increase of 19% from $4.6 million for the quarter ended June 30, 2001. Platform revenue was $10.9 million for the six months ended June 30, 2002, an increase of 43% from $7.6 million for the six months ended June 30, 2001. The increase for the three and six month periods in Platform revenues is attributed to increased demand for our Aspen suite of products and related services.

     Tools revenues were $1.2 million and $2.5 million for the three and six month periods ended June 30, 2002, down 32% and 35% as compared to $1.8 million and $3.8 million for the three and six month periods ended June 30, 2002, reflecting the focus of sales and R&D resources on the Aspen platform.

     Content Services revenues were $875,000 and $1.7 million for the three and six month periods ended June 30, 2002, down 83% and 84% from $5.3 million and $10.9 million for the three and six month periods ended June 30, 2001, reflecting the moves taken to exit the content development business. We expect the content development business to be completed in the third or fourth quarter of 2002 through a runoff of operations.

     In July 2002, we announced that we had voluntarily chosen to seek an end to our contract under which we produce custom content for the Washington National Guard. We made this decision because this business did not align with our long term strategic decision to focus the company’s efforts on the Aspen platform and related services. We are currently negotiating the terms of the transition with the Washington National Guard and with Information Systems Support, Inc., the prime contractor. We expect that this transition will be completed by the end of September 2002. Combined with the sale to NIIT in January 2002 of the commercial portion of our custom content development business, the termination of this contract will mark the discontinuation of our custom content development business. For purposes of comparison, custom content development revenue is and has been the primary contributor of revenue reported under the Content Services category. For the three and six month periods ended June 30, 2001 custom content was $4.3 million and $9.0 million or over 80% of the revenue reported under Content Services.

     Cost of Revenue. Cost of revenue of $3.1 million and $7.3 million for the three and six months ended June 30, 2002 decreased 47% and 40% from $5.9 million and $12.2 million for the three and six months ended June 30, 2001. Cost as a percentage of revenue decreased from 50% to 41% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, and decreased from 54% to 48% for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The decline is a result of the reduction of our custom development business that historically has been a lower margin business as compared to the software sales.

     Cost of Platforms revenue includes labor costs associated with software implementations, costs of packaging and duplication. Cost of Platforms revenue of $1.5 million and $3.1 million for the three and six months ended June 30, 2002 increased 89% and 112% as compared to $784,000 and $1.4 million for the three and six months ended June 30, 2001. Cost as a percentage of revenue increased from 17% to 27% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, and increased from 19% to 28% for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The increased costs are a result of higher Platform revenues and the personnel cost of larger services engagements to implement these systems.

     Cost of Tools revenue includes labor costs associated with training Toolbook customers, costs of packaging, duplication and royalties. Cost of Tools revenue of $287,000 and $682,000 for the three and six months ended June 30, 2002 decreased 36% and 27% from $450,000 and $936,000 for the three and six months ended June 30, 2001. The decline is due to reduced Tools revenues resulting from the focus of our efforts on the Aspen platform. Cost as a percentage of revenue was relatively flat, decreasing slightly from 25% to 23% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, and increasing slightly from 24% to 27% for the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

     Cost of Content Services revenue includes personnel costs for professional services provided and royalties on sales of third party content. Cost of Content Services revenue of $1.3 million and $3.5 million for the three and six months ended June 30, 2002 declined 71% and 64% from $4.7 million and $9.8 million for the three and six months ended June 30, 2001. Cost as a percentage of revenue increased from 88% to 152% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, and increased from 90% to 205% for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The decrease in costs and increase in costs as a percentage of revenue are a result of the phase out of our custom development business.

Operating Expenses

     Research and Development. Research and development costs of $2.4 million and $4.7 million for the three and six months ended June 30, 2002 increased 12% and 5% from $2.1 million and $4.5 million for the three and six months ended June 30, 2001. Research and development costs are primarily salaries and facility costs related to personnel who develop the Aspen platform. The increase was due to increased staff added to the Aspen development team. We do not anticipate adding additional staff to the Aspen development for the remainder of 2002.

     Sales and Marketing. Sales and marketing costs of $4.8 million and $9.3 million for the three and six months ended June 30, 2002 decreased 3% and 4% from $5.0 million and $9.7 million for the three and six months ended June 30, 2001. Sales and marketing costs consist primarily of salaries, commissions and promotional programs. The decline was a result of lower variable sales costs. In July, we reduced sales and marketing headcount and the budget for promotional programs and as a result we expect that the sales and marketing expenses will be lower for the remainder of 2002.

     General and Administrative. General and Administrative costs of $1.4 million and $3.5 million for the three and six months ended June 30, 2002 declined 10% for the three month period and increased 8% for the six month period as compared to $1.6 million and $3.2 million for the three and six months ended June 30, 2001. General and Administrative costs consist primarily of salaries, state taxes, bad debt expenses and facility related costs. The decline in the three months ended June 30, 2002 was due to lower headcount. The increase for the six months resulted from transition costs associated with the sale of our commercial custom development assets to NIIT. In July 2002, we reduced general and administrative headcount and as a result of that reduction and the discontinuance of our custom content development business, we expect that general and administrative expenses will be lower for the remainder of 2002.

     Amortization of Goodwill. Goodwill amortization was $0 for the three and six months ended June 30, 2002 as compared to $312,000 and $551,000 for the three and six months ended June 30, 2001. As of January 1, 2002, we adopted Statement 142 which requires that goodwill is no longer amortized, but subject to an annual impairment test.

     Other Income. Interest income, net, on cash and cash equivalents for the three months ended June 30, 2002 was ($3,000) and $22,000 as compared to $83,000 and $255,000 for the three and six months ended June 30, 2001. The decrease was due to lower interest rates and lower investment balances. Click2learn Japan K.K. is a joint venture which we account for our interest using the equity method of accounting. We recorded a loss of $75,000 and $100,000 for the quarters ended June 30, 2002 and 2001, respectively, representing our equity share of losses. For the six months ended June 30, our share of the net losses of Click2learn Japan, K.K. were $150,000 and $200,000 for 2002 and 2001, respectively.

Sale of Certain Assets and Employee Severance and Loss on Excess Facilities

     During January 2002, we sold certain assets of our content development business, including equipment and a customer list to NIIT under an Asset Purchase Agreement for $1 million, resulting in a gain of $927,000 based on the book value of those assets during the six months ended June 30, 2002. As a result of the transaction, NIIT will be our primary strategic partner for custom content development services and we will refer or subcontract custom content development work to NIIT. If certain targets are attained, NIIT will pay us up to $1 million additional in each of 2002 and 2003. In addition, we will receive a commission on certain business referred to NIIT.

     As a result of the transaction with NIIT, we significantly reduced the headcount of our custom content development business and closed certain facilities. During the six months ended June 30, 2002, we had employee severance and excess facilities costs of $1.1 million, which included $196,000 of severance benefits, $270,000 to write-down leasehold improvements to net realizable value and $672,000, representing the excess of our future lease commitments over estimated income from subleasing activities. As of June 30, 2002, all employee severance benefits had been paid and $315,000 was included in accrued expenses for the loss on excess office facilities. Although we believe that our estimates of future sublease income and the time required to locate tenants are reasonable, losses may increase if actual experience differs from our estimates.

Adoption of Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“Statement 141”), and No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies certain criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. The provisions of Statement 141 were adopted effective July 1, 2001. No business combinations were completed during the period July 1, 2001 to June 30, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through December 31, 2001.

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

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting of the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), which is effective for fiscal years beginning after December 15, 2001. Statement 144 supersedes certain provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions” and supersedes SFAS 121. We adopted Statement 144 as of January 1, 2002. Adoption of Statement 144 did not effect our consolidated financial position or results of operations as of January 1, 2002.

Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (Statement 146). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. We are required to adopt Statement 146 no later than January 1, 2003 and the accounting and reporting for exit and disposal activities will be impacted on a prospective basis.

Liquidity and Capital Resources

     At June 30, 2002, our principal source of liquidity was $10.0 million of working capital, a decrease of $10.9 million from December 31, 2001. At June 30, 2002, we had cash and cash equivalents totaling $ 5.0 million, a decrease of $4.6 million from December 31, 2001.

     In addition to our cash and cash equivalents, the other primary component of working capital was our accounts receivable. At June 30, 2002, we had $13.9 million in accounts receivables, down from $19.4 million at December 31, 2001, due to decreased revenues and improved collection efforts.

     Cash used for operations for the six months ended June 30, 2002 was $3.3 million. In July and August of 2002 we took steps to reduce our expected uses of cash for the remainder of 2002. As a result, we anticipate that we will use $1.4 million of cash for operations in the third quarter for severances and other costs related to the expense reductions, but that overall our uses of cash for operations for second half of 2002 will be minimal. In order to reduce operational cash requirements we have enacted a mixture of staff and expense reductions as well as taken steps to end our service arrangement whereby we develop custom content for the Washington National Guard which has had long payment cycles. Most work under this contract is required to be billed upon completion of curriculum that typically takes several months to develop. We anticipate voluntarily terminating our custom content development agreement related to the Washington National Guard. As of June 30, 2002, we were owed approximately $5.0 million for projects in process. We are currently negotiating the terms of terminating the agreement and transitioning certain of our employees to other contractors who may continue projects in process. Although we do not yet know the outcome of these negotiations, we believe the receivable would be collectable if all remaining work were completed under the contract. It is possible that we may incur off-setting obligations as a result of our decision to terminate the agreement or that some or all of the receivable may not ultimately be collected.

     Uses of cash for investing activities were $1.9 million offset by $567,000 received from financing activities for the six months ended June 30, 2002. Uses of cash for investing activities consisted primarily of the purchase of technology for $2.7 million offset by $1.0 million for assets sold to NIIT. We do not anticipate any significant uses of cash for investing activities in the second half of 2002.

     The steps we have taken to reduce operating expenses for the second half of 2002 are intended to minimize or eliminate the need for any type of financing activities by moving us to a cash flow positive level of operations at currently expected revenue levels and revenue mix. We will continue to monitor our cash and liquidity and will seek additional financing or make additional expense reductions if it becomes required.

     In order to increase the liquidity of our receivables, we have established a $4 million working capital line of credit and a two-year $1 million term loan facility for purchases of capital assets with Silicon Valley Bank. Both lines bear interest at the Silicon Valley Bank prime rate plus 1.50% and are collateralized by our assets. Covenants in the loan agreements include restrictions on our ability to pay dividends or make other distributions, make acquisitions or investments, merge or consolidate with others or dispose of assets. If not renewed the working capital line terminates and any advances made are due on November 5, 2002. The term loan is payable in 24 monthly payments of $41,666.67 plus interest ending October 1, 2003. At June 30, 2002, we had a combined balance of $1,067,000. Our loan agreement requires us to maintain certain financial ratios and meet other financial covenants. The failure to meet those covenants could prevent us from accessing the working capital line and result in the acceleration of any balances under either the working capital line or the term loan. We were in compliance with these covenants at June 30, 2002 or have obtained appropriate waivers from the bank at no cost to us. We anticipate consolidating the two loan facilities into a $5 million working capital line by the end of October 2002.

     Our long-term liquidity will be affected by numerous factors, including economic conditions, both generally and in the market for enterprise learning software, demand for our Aspen platform, Aspen platform sale cycles, the extent to which our enterprise learning solutions achieve market acceptance, the timing and extent to which we invest in new technology, the expenses of sales and marketing and new product development, the extent to which competitors are successful in developing their own products and services and increasing their own market share, the level and timing of revenues, the collection of these receivables, the availability of our lines of credit and other factors.

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

     Our contractual commitments at June 30, 2002 are substantially similar to those at December 31, 2001 disclosed in our annual report on Form 10-K.

Factors That May Affect Future Results of Operations

Our quarterly operating results are uncertain and may fluctuate significantly, which could negatively affect the value of your investment.

     Our operating results are difficult to predict accurately and have varied significantly from quarter to quarter and are likely to continue to fluctuate as a result of a variety of factors, many of which we cannot control. Factors that may adversely affect our quarterly operating results include:

•	the size and timing of product orders and the timing and execution of professional services engagements;

•	the mix of revenue from products and services;

•	the mix of products sold;

•	the ability to meet client project milestones;

•	the market acceptance of our products and services;

•	our ability to develop and market new or enhanced products and services in a timely manner and the market acceptance of these products and services;

•	the timing of revenues and expenses;

•	recognition of impairment of existing assets, in particular the amount of the write-off resulting from our decision to exit the custom content development business and termination agreement with the Washington National Guard; and

•	the timing of revenue recognition.

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

     Our business currently does not generate the cash needed to finance our operations and may not begin to do so in 2002. As a result, we may need additional funds to finance our operations in the future as well as to enhance our products and services, fund our expansion, respond to competitive pressures or acquire complementary businesses or technologies. In addition, poor financial results, additional expenses or unanticipated opportunities that require capital commitments could give rise to additional financing requirements sooner than we expect. We may be unable to obtain financing on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to finance our operations, enhance our services, fund our expansion, respond to competitive pressures or take advantage of business opportunities. We have taken steps to restrict our operations in order to conserve our existing cash and we may need to further significantly restrict our operations in the future.

A deterioration of general economic conditions may materially and adversely affect our business.

     Our revenues are subject to fluctuation as a result of general economic conditions. A significant portion of our revenue is derived from the sale of products and services to large companies or government agencies, which historically have reduced their expenditures for enterprise software applications during economic downturns. In recent quarters, our sales force has experienced increased delays, cancellations or reductions in scope of sales opportunities as a result of the downturn in the economy. Should the economy weaken further in any future period, these organizations may further delay, cancel, or reduce their expenditures on enterprise software applications, which could adversely affect our business.

We have a history of losses and may have continued losses in the future.

     We incurred a net loss of approximately $4.2 million in the three months ended June 30, 2002. As of June 30, 2002, our accumulated deficit was $221.8 million. We have not yet achieved profitability and may not do so during 2002. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

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

     The enterprise learning software market is in the early stages of development, and may not grow to a sufficient size or at a sufficient rate for our business to succeed. Corporate training and education historically have been conducted primarily through classroom instruction. Although technology-based training applications have been available for several years, they currently account for only a small portion of the overall corporate learning market. Accordingly, our success will depend on the extent to which companies implement enterprise learning software solutions for the design, development, delivery and management of their corporate learning needs.

     Many companies that have already invested substantial resources in traditional training methods may be reluctant to adopt a new strategy that may limit or compete with their existing investments. Even if companies implement enterprise learning software solutions, they may still choose to develop such solutions internally. If the use of enterprise learning software does not become widespread or if companies choose to develop such software internally rather than acquiring it from third parties, then our enterprise learning software may not be commercially successful.

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

     The enterprise learning software market is highly fragmented and competitive, with no single firm accounting for a dominant market share. Our competitors vary in size, scope and the breadth of products and services offered. We face competition from:

•	other developers of enterprise learning systems, such as Saba and Docent;

•	large professional consulting firms and in-house IT departments; and

•	developers of web authoring tools.

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

     Strategic relationships are important in expanding the distribution reach of companies in the enterprise learning market. If our competitors were to establish strategic relationships to resell or distribute their products through their strategic partners, our ability to market and sell products and services successfully may be substantially diminished. In addition, the existence or announcement of strategic relationships involving our competitors could adversely affect our ability to attract and retain customers.

     Because of the lack of significant barriers to entry in the enterprise learning market, new competitors are likely to enter this market in the future. In particular, vendors of other enterprise software applications such as enterprise resource planning, human resource management or customer relationship management have indicated an intent to add learning delivery and management functionality to extend their current product lines within their existing customer base. If such vendors were to announce plans to add such functionality, our ability to sell our products and service to their customers could be substantially diminished and our business could be adversely affected. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We may not be able to contend effectively with such increased competition.

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

     In addition, the terms of our indebtedness require that we meet certain financial ratios and tests. The covenants governing our existing indebtedness restrict our operations and those of our subsidiaries, and these limitations could impair our ability to meet such financial ratios and tests. In addition, our ability to meet these ratios and tests and to comply with other provisions governing our indebtedness may be affected by changes in economic or business conditions or other events beyond our control. Moreover, our failure to comply with our debt-related obligations could result in an event of default that, if not cured or waived, could result in an acceleration of our indebtedness. We are currently in violation of certain of these covenants.

     The bank has waived these violations of the covenants without cost to us, and has indicated that it is willing to amend certain of the covenants so that we are no longer in violation. However, we cannot assure you that the bank will amend these covenants, that we will not violate these or other covenants in the future or that the bank will waive any such future violations at no cost to us, or at all.

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

     Our current plans for expansion into international markets will require extensive management attention and will require us to rely extensively on third parties in foreign countries to help conduct our international operations and conduct sales and marketing efforts. Our success in international markets consequently will depend to a large degree on the success of these third parties, over which we have little control. If they are unwilling or unable to dedicate sufficient resources to our relationships, our international operations will suffer. Furthermore, our efforts abroad are subject to a number of additional risks inherent in international operations, including:

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

Our stock price has been and may continue to be volatile.

     The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended June 30, 2002, the price of our common stock ranged from $1.50 to $5.05 per share. Our stock price is subject to continued fluctuations in response to a number of factors, including:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the e-Learning and enterprise software markets;

•	announcements by us or our competitors of technological innovations, new products or services;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of our common stock; and

•	general market conditions.

     The stock market in general, and the market for enterprise software and technology companies in particular, recently has experienced extreme price and volume fluctuations that have been unrelated or disproportionate to the operating performance of many of the affected companies. These broad market and industry factors may depress our stock price, regardless of our operating performance.

     In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention, which could seriously harm our business.

Our stock may be delisted from the Nasdaq National Market, which could further decrease our stock price and make it difficult to raise capital.

     Our common stock is currently listed on the Nasdaq National Market. To maintain such listing, we must continue to satisfy ongoing listing requirements, including consistently maintaining a minimum bid price for the common stock of $1.00 per share or more. Our common stock has traded below the $1.00 minimum bid requirement since July 22, 2002. If our common stock were to trade below the $1.00 minimum bid requirement for a period of 30 consecutive business days or more, Nasdaq could initiate delisting procedures and we could spend material financial and managerial resources in our efforts to avoid delisting over the next 90 business days. If we were to be delisted, we would likely seek listing of our common stock in the over-the-counter market, which is viewed by many investors as a less liquid marketplace. Among other things, our common stock may then constitute “penny stock,” which would place increased regulatory burden upon brokers, making them less likely to make a market in our stock. Loss of our Nasdaq National Market status could also make it more difficult for us to raise capital or complete acquisitions.

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

     Foreign Currency Exchange Risk. We have foreign currency risk as a result of foreign subsidiary activities. For the three and six months ended June 30, 2002, international revenues from foreign subsidiaries accounted for approximately 4% of total revenues. All foreign subsidiaries use the local currency as their functional currency.

     Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchanges rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the three and six months ended June 30, 2002 was not material. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable.

Item 2. Changes In Securities and Use of Proceeds

     At the 2002 Annual Meeting of Stockholders, our stockholders approved an amendment to our Certificate of Incorporation to increase the number of shares of authorized common stock from 40,000,000 shares to 100,000,000 shares and to increase the number of shares of authorized preferred stock from 2,000,000 shares to 5,000,000 shares.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

     The 2002 Annual Meeting of the Stockholders of Click2learn was held on May 29, 2002 at 110 — 110th Avenue NE, Bellevue, Washington. The meeting was held pursuant to a Notice of Annual Meeting of Stockholders mailed to the stockholders on or about April 25, 2002. Three proposals were submitted to the stockholders and approved at the annual meeting, as follows:

     Proposal 1: Election of Sally Narodick, Jonathan Klein and John W. Coné as Class I directors to serve until the annual meeting of the stockholders to be held in 2005 and election of Vijay Vashee as Class III director to serve until the annual meeting of the stockholders to be held in 2004. The number of votes cast for or withheld from each nominee, both in person and by proxy, was as follows:

	Sally Narodick	Jonathan Klein	John Coné	Vijay Vashee

Votes For	20,112,253	16,601,905	20,175,490	20,165,163
Votes Withheld	667,538	4,177,886	604,301	614,628

     Proposal 2: An amendment to the first paragraph of Article IV of our Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock to 100,000,000 shares from 40,000,000 shares and to increase the number of authorized shares of Preferred Stock to 5,000,000 shares from 2,000,000 shares. The number of votes cast for, cast against or abstaining from Proposal 2, both in person and by proxy, broker non-votes, and other non-votes was as follows:

Votes For	14,118,544
Votes Against	1,158,385
Abstaining	8,552
Broker Non-votes	5,494,310
Other Non-votes	3,480,155

     Proposal 3: Ratification of the appointment of KPMG LLP as our independent accountants to perform the audit of our financial statements for 2002. The number of votes cast for, cast against or abstaining from Proposal 3, both in person and by proxy, was as follows:

Votes For	20,734,354
Votes Against	13,625
Abstaining	31,812

Item 5. Other Information.

     On July 12, 2002, Dr. Shelley Harrison resigned as a member of the Board of Directors and the Audit Committee. Dr. Harrison resigned because his current schedule did not permit him to devote the time he felt was appropriate to Click2learn. There has been no disagreement between Click2learn and Dr. Harrison on any matter relating to Click2learn’s operations, policies or practices. Vijay Vashee has been appointed to fill the vacancy on the Audit Committee resulting from Dr. Harrison’s resignation. The Board does not yet have a nominee to fill the vacancy on the Board resulting from Dr. Harrison’s resignation.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

3.01	Amendments to Amended and Restated Certificate of Incorporation(1)

10.01	Click2learn Change of Control Severance Plan

99.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002

99.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002

(b)	Reports on Form 8-K

     A report on Form 8-K dated April 4, 2001 was filed announcing Click2learn’s preliminary results for fiscal first quarter 2002 and the departure of Dennis Worsley as Executive Vice President, Worldwide Sales and Marketing. No financial statements were filed with such report.

_______________
(1) Incorporated herein by reference to Click2learn’s Description of Capital Stock on Amendment No. 1 to Form 8-A filed on August 8, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICK2LEARN, INC

August 14, 2002	/s/John D. Atherly

Date	John D. Atherly Vice President, Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)

EXHIBIT LIST

3.01	Amendment to Amended and Restated Certificate of Incorporation(1)
10.01	Click2learn Change of Control Severance Plan
99.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002
99.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002

_______________
(1) Incorporated herein by reference to Click2learn’s Description of Capital Stock on Amendment No. 1 to Form 8-A filed on August 8, 2002.