Form 10-Q
period 2002-09-30
CLICK2LEARN INC/DE/
filed 2002-11-14
CIK 1052327

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares outstanding of the issuer's Common Stock, par value $0.01, as of September 30, 2002 was 24,600,114 shares.

CLICK2LEARN, INC.

FORM 10-Q

For the Quarter Ended September 30, 2002

TABLE OF CONTENTS

Part I—Financial Information

Item 1.  Financial Statements

CLICK2LEARN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$4,009	$9,553
Accounts receivable, net of allowances of $648 in 2002 and $1,430 in 2001	9,752	19,449
Inventories	42	62
Prepaid royalties and licenses	197	180
Receivables from related companies	26	9
Other	1,418	1,001

Total current assets	15,444	30,254
Property and equipment, net	1,365	2,250
Goodwill and other intangible assets, net	7,767	6,061
Other	596	789

Total assets	$25,172	$39,354

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,029	$2,617
Accrued compensation and benefits	2,175	2,788
Deferred revenue	3,557	2,453
Short term debt	2,900	500
Customer prepayments	172	166
Other	487	853

Total current liabilities	12,320	9,377
Long term debt	42	417

Total liabilities	12,362	9,794

Stockholders' equity:
Preferred stock	—	—
Common stock	247	242
Additional paid-in capital	242,391	241,769
Accumulated deficit	(229,250)	(211,894)
Deferred stock compensation	—	(5)
Accumulated other comprehensive loss	(578)	(552)

Total stockholders' equity	12,810	29,560

Total liabilities and stockholders' equity	$25,172	$39,354

See accompanying notes to Condensed Consolidated Financial Statements

CLICK2LEARN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenue:
Platforms	$5,295	$6,059	$16,231	$13,688
Content services	737	739	2,218	2,642
Tools	907	1,711	3,402	5,538

Total revenue	6,939	8,509	21,851	21,868

Cost of revenue:
Platforms	1,189	952	4,243	2,391
Content services	577	627	1,884	2,410
Tools	268	438	950	1,374

Total cost of revenue	2,034	2,017	7,077	6,175

Gross margin	4,905	6,492	14,774	15,693

Operating expenses:
Research and development	2,041	2,180	6,726	6,663
Sales and marketing	3,690	4,546	12,952	14,205
General and administrative	1,182	1,580	4,221	4,815
Amortization of goodwill	—	473	—	1,023
Employee severance	485	—	485	—

Total operating expenses	7,398	8,779	24,384	26,706

Operating loss from continuing operations	(2,493)	(2,287)	(9,610)	(11,013)
Other income, net	15	33	28	288
Equity in losses of affiliate	(25)	(100)	(175)	(300)

Loss from continuing operations	(2,503)	(2,354)	(9,757)	(11,025)

Income (loss) from discontinued operations	(4,949)	(466)	(7,599)	522

Net loss	$(7,452)	$(2,820)	$(17,356)	$(10,503)
Amounts per share, basic and diluted:
Loss from continuing operations	(0.10)	(0.12)	(0.40)	(0.58)
Income (loss) from discontinued operations	(0.20)	(0.02)	(0.31)	0.03

Net loss	$(0.30)	$(0.14)	$(0.71)	$(0.55)

Weighted average common shares outstanding, basic and diluted	24,498	20,281	24,321	19,037

See accompanying notes to Condensed Consolidated Financial Statements

CLICK2LEARN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities: gf
Continuing operations:
Net loss	$(9,757)	$(11,025)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	1,786	2,535
Write-off property and equipment	270	—
Stock compensation expense	5	96
Equity in losses of affiliate	175	300
Changes in assets and liabilities:
Accounts receivable	5,222	(4,378)
Inventories	20	113
Prepaid royalties and licenses	(17)	111
Receivables from related companies	(17)	—
Other current assets	(417)	(574)
Accounts payable	412	(333)
Accrued liabilities	(613)	(280)
Deferred revenue	1,104	568
Other current liabilities	(347)	(246)

Net cash used in continuing operating activities	(2,174)	(13,113)

Discontinued operations:
Income (loss) from discontinued operations	(7,599)	522
Accounts receivable forfeited	4,475	—
Gain on sale of assets	(927)	—

Net cash provided by (used in) discontinued operating activities	(4,051)	522
Net cash used in operating activities	(6,225)	(12,591)

Cash flows from investing activities:
Continuing operations:
Purchase of property and equipment and other intangible assets	(2,950)	(1,779)
Payments related to acquisitions, net of cash acquired	—	112
Investment in Click2learn Japan KK	—	(639)
Other assets	18	(3)

Net cash used in continuing investing activities	(2,932)	(2,309)

Discontinued operations:
Proceeds from sale of assets	1,000	—

Net cash provided by discontinued investing activities	1,000	—

Net cash used in investing activities	(1,932)	(2,309)
Cash flows from financing activities:
Continuing operations:
Proceeds from debt	2,400	1,000
Payments on debt obligations	(388)	(4)
Proceeds from exercise of stock options	95	576
Proceeds from sale of common stock	532	962

Net cash provided by financing activities for continuing activities	2,639	2,534

Net cash provided by financing activities	2,639	2,534

Effect of foreign exchange rate changes	(26)	(70)

Net decrease in cash and cash equivalents	(5,544)	(12,436)
Cash and cash equivalents at beginning of period	9,553	15,321

Cash and cash equivalents at end of period	$4,009	$2,885

See accompanying notes to Condensed Consolidated Financial Statements

CLICK2LEARN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)

Unaudited Interim Financial Information

        The accompanying unaudited condensed consolidated financial statements of Click2learn, Inc. ("Click2learn") include the accounts of Click2learn and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

        These statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented. Interim results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full fiscal year. Factors that may affect such operating results, include, but are not limited to, those discussed in "Factors That May Affect Future Results of Operations". Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Click2learn's Annual Report on Form 10-K for the year ended December 31, 2001.

Net Loss Per Share

        Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted per share amounts reflect the weighted average number of common and dilutive shares outstanding during the period. As Click2learn had a net loss in each of the periods presented, basic and diluted net loss per share are the same.

        Excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2002 are options to acquire approximately 6,161,542 shares of common stock with a weighted average exercise price of $4.72 and warrants to purchase 3,633,686 shares of common stock with a weighted average exercise price of $5.75 because their effects would be anti-dilutive. Options to acquire approximately 5,471,945 shares of common stock with a weighted average exercise price of $6.92 and warrants to purchase 1,621,652 shares of common stock with a weighted exercise share price of $9.36 have been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2001 because their effects would be anti-dilutive.

        The change in common stock and additional paid-in capital reflects the stock purchase for the Employee Stock Purchase Plan.

Revenue Recognition

        Click2learn recognizes revenue in accordance with Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, which, as modified, stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based upon the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support ("PCS"), installation or training, using evidence which is specific to Click2learn. Revenue from software licenses is recognized upon shipment provided no significant obligations remain outstanding and collection of the resulting receivable is probable. An allowance for returns is provided at the time of the sale. Revenue from PCS agreements is recognized over the life of the contract. In multiple element arrangement in which fair value exists only for undelivered elements, the fair value of the undelivered elements is deferred and the residual arrangement fee is assigned to the delivered elements. If evidence of fair value for any of the undelivered elements cannot be demonstrated, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

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

        Revenue from the e-Learning Network includes site fees, hosting, royalties, and content sales. The revenues are determined by individual contracts, one to three years in length, which specify functionality of the site and the commerce conducted on the site. The e-Learning Network fees are recognized ratably over the life of the contract. Royalty revenue is recognized as earned. Content revenue is either recognized evenly over the life of the contract for course usage on bundled curriculum courses or recognized at the time of the purchase of individual e-Learning courses. Revenues from tangible goods, including books, videotapes and CD-ROMs are recognized at the time of delivery.

Comprehensive Loss and Accumulated Other Comprehensive Loss

        The following table sets forth the components of comprehensive loss for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(7,452)	$(2,820)	$(17,356)	$(10,503)
Foreign currency translation adjustment	(27)	(11)	(26)	(70)

Total comprehensive loss	$(7,479)	$(2,831)	$(17,382)	$(10,573)

        Accumulated other comprehensive loss at September 30, 2002 and September 30, 2001 consists of foreign currency translation adjustments.

Derivative Financial Instruments

        Click2learn had no derivative financial instruments outstanding at September 30, 2002.

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

        Click2learn adopted the provisions of Statement No. 141 as of July 1, 2001. No business combinations have been initiated since July 1, 2001. Goodwill resulting from business combinations completed prior to June 30, 2001 was amortized through December 31, 2001. Based upon Click2learn's analysis, there was no impairment of goodwill upon adoption of Statement 142 on January 1, 2002 upon completion of the transitional goodwill impairment test. Click2learn's identifiable intangible assets as of January 1, 2002 consisted of acquired technology. Click2learn has reviewed the useful lives of identifiable intangible assets as of January 1, 2002 and determined that the original useful lives of 3 to

5 years were appropriate. Click2learn plans to conduct its annual goodwill impairment testing during the fourth quarter of the year.

        Loss from continuing operations and net loss per share for the three and nine months ended September 30, 2001 adjusted to exclude goodwill amortization expense are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2001	2001
Loss from continuing operations and net loss:
Loss from continuing operations	$(2,354)	$(11,025)
Goodwill amortization	473	1,023

Adjusted loss from continuing operations	(1,881)	(10,002)
Income (loss) from discontinued operations	(466)	522

Adjusted loss	$(2,347)	$(9,480)

Basic and diluted loss per share:
Loss from continuing operations	$(0.12)	$(0.58)
Goodwill amortization	0.02	0.05

Adjusted loss from continuing operations	(0.10)	(0.53)
Income (loss) from discontinued operations	(0.02)	0.03

Adjusted basic and diluted loss per share	$(0.12)	$(0.50)

        Loss from continuing operations and net loss per share for the years ended 2001, 2000, and 1999 adjusted to exclude goodwill amortization expense are as follows:

	2001	2000	1999
Loss from continuing operations and net loss:
Loss from continuing operations	$(19,948)	$(19,276)	$(12,134)
Goodwill amortization	1,494	946	888

Adjusted loss from continuing operations	(18,454)	(18,330)	(11,246)
Income from discontinued operations	367	2,490	2,129

Adjusted loss	$(18,087)	$(15,840)	$(9,117)

Basic and diluted loss per share:
Loss from continuing operations	$(1.01)	$(1.14)	$(1.02)
Goodwill amortization	0.07	0.06	0.06

Adjusted loss from continuing operations	(0.94)	(1.08)	(0.96)
Income from discontinued operations	0.02	0.15	0.15

Adjusted basic and diluted loss per share	$(0.92)	$(0.93)	$(0.81)

        Excluded from the adjusted loss from continuing operations and net loss and related adjusted basis and diluted loss per share in 2001 was a goodwill impairment charge of $7,640.

        Goodwill and other intangibles are as follows:

	September 30, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$3,310	$433	$2,877	$3,310	$433	$2,877
Acquired Technology	8,802	3,912	4,890	6,300	3,116	3,184

	$12,112	$4,345	$7,767	$9,610	$3,549	$6,061

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146"). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". Click2learn is required to adopt Statement 146 no later than January 1, 2003 and the accounting and reporting for exit and disposal activities will be impacted on a prospective basis.

Segment Information

        Click2learn's internal reporting includes three reportable segments: Platforms, Tools, and Content Services. Platforms includes software licenses, subscription and hosting fees, implementation, customization, training and support for the Aspen Enterprise Learning Platform as well as the Ingenium learning management system, which is now part of the Aspen platform, and the e-Learning Network, which is no longer offered to new customers. Tools includes software licenses, technical support and training for ToolBook II product line. Content Services includes consulting, licensing, implementation and hosting fees for ReDS, a content development system that is no longer offered, and royalties from sales of third party content.

        Click2learn's operating committee, which includes its Chief Executive Officer and Chief Financial Officer, has been identified as the Chief Operating Decision Maker ("CODM") as it assesses the performance of the business units and decides how to allocate resources to the business units. Segment income is the measure of profit and loss that the CODM uses to assess performance and make decisions. Segment income represents revenues less cost of revenues incurred within the operating segments as presented in Click2learn's consolidated statements of operations. Click2learn does not allocate operating expenses including research and development, sales and marketing, general and administrative, or amortization of intangibles to its operating segments. In addition, other income, net is also not allocated to operating segments.

        There are no intersegment revenues. Click2learn's CODM does not review total assets or depreciation and amortization by operating segment. The accounting policies for reported segments are the same as for Click2learn as a whole.

        Revenues by geographic region which are based on the location of the customers are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Domestic	$6,404	$6,162	$19,837	$17,535
International — primarily Europe	535	2,347	2,014	4,333

	$6,939	$8,509	$21,851	$21,868

        Long-lived assets by geographic location are as follows:

	September 30,	December 31,
	2002	2001
Long-lived assets
Domestic	$9,045	$8,081
International — primarily Europe	87	230

	$9,132	$8,311

Discontinued Operations

        During the third quarter of 2002 we completed the discontinuation of our remaining custom content development business by early termination of our contract to develop content for the Washington National Guard ("WNG"). Results related to our custom content development business for the current period and all prior periods have been reclassified as income (loss) from discontinued operations. For the three-month period ended September 30, 2002 we realized no revenues and incurred $4,949 of expenses, resulting in a loss from discontinued operations of $4,949. For the three month period ended September 30, 2001, we reclassified $2,727 of revenue and $3,193 of costs, resulting in a loss from discontinued operations of $466. Expenses for the three month period ended September 30, 2002 are comprised of $474 of employee related expenses incurred while staff working on the WNG contract transitioned to a new contractor. In addition, we have agreed to forfeit our rights to approximately $4,475 of work performed in return for allowing the early contract termination and we have recorded this as part of the current quarters loss. For the nine months ended September 30, 2002, we reclassified $248 of revenue, $2,716 of costs, $6,058 of expenses, and $927 of other income as a combined loss from discontinued operations of $7,599 million. The bulk of these expenses reflect the termination costs for personnel, facilities and the WNG contract during the first and third quarters of 2002. For the period ended September 30, 2001, $11,719 of revenue and $11,197 of expenses have been reclassified as income from discontinued operations of $522.

        During January 2002, we sold certain assets of our content development business, including equipment and a customer list to NIIT under an Asset Purchase Agreement for $1,000, resulting in a gain of $927 based on the book value of those assets. As a result of the transaction, NIIT will be our primary strategic partner for custom content development services and we will refer custom content development work to NIIT. If certain targets are attained, NIIT will pay us up to an additional $2,000 in cash at the end of 2003. As of September 30, 2002, we had not yet attained levels to earn a partial payment of additional amounts. In addition, we will receive a commission on certain business referred to NIIT through 2004. The results of this transaction have and will be recorded as income (loss) from discontinued operations. The accounts receivable related to discontinued operations as of December 31, 2001 was approximately $5,800.

        As a result of the transaction with NIIT, we significantly reduced the headcount of our custom content development business and closed certain facilities. During the nine months ended September 30, 2002, we had employee severance and excess facilities costs of $1,100, which included $196 of severance benefits, $270 to write-down leasehold improvements to net realizable value and $672, representing the excess of our future lease commitments over estimated income from subleasing activities. These expenses are included in income (loss) from discontinued operations. As of September 30, 2002, all employee severance benefits had been paid and $284 was included in accrued expenses for the loss on excess office facilities. Although we believe that our estimates of future sublease income and the time required to locate tenants are reasonable, losses may increase if actual experience differs from our estimates.

        Summary operating results of the discontinued operations for the three and nine months ended September 30, 2002 and 2001 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$—	$2,727	$248	$11,719

Gross margin	$(474)	$(466)	$(2,468)	$522

Operating income (loss)	$(4,949)	$(466)	$(8,526)	$522

Income (loss) from discontinued operations	$(4,949)	$(466)	$(7,599)	$522

Bank Credit Facility

        Click2learn has a credit facility that provides for a $4,000 revolving credit line and a $1,000 term loan. Borrowings under the credit facility are secured by accounts receivable, chattel paper, equipment, fixtures and certain intangibles. Interest on outstanding borrowings is at the bank's prime rate plus 1.50% per annum (6.25% at September 30, 2002). Interest is payable monthly on borrowings under the revolving credit line that is due in 2002. Interest and principal under term loan borrowings are payable in equal monthly installments, with the final installment due in 2003. Click2learn is subject to certain financial covenants including minimum tangible net worth, quick ratio and restrictions on the maximum allowable quarterly loss. Click2learn was not in compliance with these covenants as of September 30, 2002 and has subsequently obtained appropriate waivers.

        As of September 30, 2002, the borrowings outstanding under the revolving credit line were $2,400. Borrowings outstanding under the term loan were $542 at September 30, 2002.

Employee Severance

        During the three months ended September 30, 2002, we had employee severance costs of $485 related to a reduction of headcount. As of September 30, 2002, all severance benefits had been paid.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of the financial condition and results of operations of Click2learn should be read in conjunction with Click2learn's Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Report. This Report and the documents incorporated herein by reference include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Report are forward-looking. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Such forward-looking statements include, among others, those statements including the words "expect", "anticipate", "intend", "believe" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in "Factors That May Affect Future Results of Operations." You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

        We are a leading developer and provider of enterprise learning software products and services for companies, government agencies and educational institutions. We design, develop, market, license and support an integrated suite of enterprise learning software products and related services that allow our customers to cost-effectively create, personalize and manage the delivery of educational content. Our flagship product, the Aspen Enterprise Productivity Suite, unifies collaborative content development, personalized content delivery, comprehensive learning management and virtual classroom functionality in an integrated system designed to be open, flexible and scalable. We provide our enterprise learning products and services to customers across a broad range of industries including financial services, accounting, healthcare, insurance, technology, manufacturing, telecommunications, transportation, utilities, government and education.

        We report revenues around the primary components of our solutions:

  •
  Platforms revenues include software licenses, subscription and hosting fees, implementation, customization, training and support related to the Aspen platform, our Ingenium learning management system which is the precursor product to the Aspen Learning Management Server, and our e-Learning Network, which is no longer offered to new customers.

  •
  Tools revenues primarily include software licenses, technical support and training related to our ToolBook II line of products.

  •
  Content Services revenues are derived from the placement of Click2learn personnel at customer sites on a time and material basis and the resale of third party off the shelf training content. During the third quarter of 2002 we discontinued our custom learning content development business which had been the primary source of revenues from content services. Current and prior period results for this portion of the business are reflected in gain or loss from discontinued operations.

Critical Accounting Policies and Estimates

        Our critical accounting policies and estimates are as follows:

  •
  Revenue recognition

  •
  Estimating allowances for sales returns and the allowance for doubtful accounts

  •
  Valuation of goodwill

        Revenue Recognition.    We recognize revenue pursuant to the requirements of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), as amended by Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements." Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software.

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

        We assess the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. We do not request collateral from our customers. If we determine at the time of the transaction that collection of a fee is not reasonably assured, we defer revenue until the time collection becomes reasonably assured, generally when payment is received.

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

        We recognize revenue from non-refundable minimum royalty agreements from distributors or resellers upon delivery of product to the distributor or reseller, provided no significant obligations remain outstanding and the conditions of SOP 97-2 have been met. If minimum royalties are exceeded, the additional royalties are recognized as revenue when earned, based on the distributor's or reseller's contractual reporting obligations.

        Revenue from subscription licenses, hosting agreements and support agreements is recognized on a straight-line basis over the life of the contract.

        Allowances for Sales Returns and Doubtful Accounts.    The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing reserves for sales returns and the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates. Similarly, we must make estimates of the uncollectability of our accounts receivable. We specifically analyze the age of accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

        Valuation of Goodwill.    We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate the fair value of a reporting unit to which goodwill relates is less than its carrying value. Factors we consider important which could trigger an impairment review include poor economic performance relative to expected historical or projected future operating results, significant negative industry, economic or company specific trends and changes in the manner of our use of the assets or the plans for our business. If we were to determine that the fair value of a reporting unit was less than its carrying value, including goodwill based upon the annual test or the existence of one or more of the above indicators of impairment, then we would measure impairment based on a comparison of the implied fair value of reporting unit goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of reporting unit goodwill. To the extent the carrying amount of reporting unit goodwill is greater than the implied fair value of reporting unit goodwill, we would record an impairment charge for the difference.

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

        Revenue.    Total revenues were $6.9 million and $21.9 million for the three and nine months ended September 30, 2002, down 18% and unchanged as compared to $8.5 million and $21.9 million for the three and nine months ended September 30, 2001. These results reflect higher Platform revenues for the nine months, offset by declines in Tools and Content Services revenues. We believe the Aspen platform offers the greatest opportunity for growth in the coming periods and therefore have decided to focus our sales and R&D efforts primarily on the Aspen platform. The Tools segment, while complementary to the Aspen platform, does not and will not receive the same level of sales and R&D focus it has had in prior periods. The Content Services segment has decreased as a result of our decision to discontinue providing custom content development services. As a result, we expect that the Platforms segment will be our primary growth segment for the foreseeable future and that the Tools and Content Services segments will continue to decline.

        Platform revenue was $5.3 million for the quarter ended September 30, 2002, a decrease of 13% from $6.1 million for the quarter ended September 30, 2001. Platform revenue was $16.2 million for the nine months ended September 30, 2002, an increase of 19% from $13.7 million for the nine months ended September 30, 2001. The increase for the nine-month period is attributed to increased demand for our Aspen suite of products and related services.

        Tools revenues were $907,000 and $3.4 million for the three and nine-month periods ended September 30, 2002, down 47% and 39% as compared to $1.7 million and $5.5 million for the three and nine month periods ended September 30, 2001, reflecting the focus of sales and R&D resources on the Aspen platform.

        Content Services revenues reflect revenue from temporary placement of Click2learn staff on a time and material basis at customer sites and to a lesser extend the resale of third party off-the-shelf content. Previously, revenues from our custom learning content development business had been included in this category. Our custom learning content development business historically has been an operating segment within content services. As a result of the discontinuation of our custom content development business, current and prior period results have been reclassified to income (loss) from discontinued operations. For the continuing services business we had revenues of $737,000 and $2.2 million for the three and nine month periods ended September 30, 2002, substantially unchanged and down 16% from $739,000 and $2.6 million for the three and nine month periods ended September 30, 2001.

        Cost of Revenue.    Cost of revenue was $2.0 million and $7.1 million for the three and nine months ended September 30, 2002, unchanged and increased 15% from $2.0 million and $6.2 million for the three and nine months ended September 30, 2001. Cost as a percentage of revenue increased to 29% from 24% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, and increased to 32% from 28% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The increase is a result of a higher cost services as a percentage of revenue for both the Platform and Tools categories.

        Cost of Platforms revenue includes labor costs associated with software consulting, implementations and support and costs of packaging and duplication. Cost of Platforms revenue was $1.2 million and $4.2 million for the three and nine months ended September 30, 2002, an increase of 25% and 77% as compared to $952,000 and $2.4 million for the three and nine months ended September 30, 2001. Cost as a percentage of revenue increased to 22% from 16% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001, and increased to 26% from 17% for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The increased costs are a result of higher personnel cost related to larger services engagements relative to software licenses.

        Cost of Tools revenue includes labor costs associated with training and support of ToolBook customers, costs of packaging, duplication, and royalties. Cost of Tools revenue was $268,000 and $950,000 for the three and nine months ended September 30, 2002, a decrease of 39% and 31% from $438,000 and $1.4 million for the three and nine months ended September 30, 2001. The decrease is due to reduced Tools revenues resulting from the focus of our efforts on the Aspen platform. Cost as a percentage of revenue was relatively flat, increasing slightly to 30% from 26% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001, and increasing slightly to 28% from 25% for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

        Cost of Content Services revenue includes personnel costs for professional services in connection with temporary placements and royalties on sales of third party content. Cost of Content Services revenue of $577,000 and $1.9 million for the three and nine months ended September 30, 2002, a decrease of 8% and 22% from $627,000 and $2.4 million for the three and nine months ended

September 30, 2001. Cost as a percentage of revenue decreased from 85% to 78% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001, and decreased from 91% to 85% for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. For the current and prior periods costs related to our custom learning content development business have been reclassified to gain or loss from discontinued operations.

Operating Expenses

        Research and Development.    Research and development costs are primarily salaries and facility costs related to personnel who develop the Aspen platform. Research and development costs of $2.0 million and $6.7 million for the three and nine months ended September 30, 2002 decreased 6% and increased 1% from $2.2 million and $6.7 million for the three and nine months ended September 30, 2001. We anticipate research and development costs to be unchanged for the fourth quarter of 2002.

        Sales and Marketing.    Sales and marketing costs consist primarily of salaries, commissions and promotional programs. Sales and marketing costs of $3.7 million and $13.0 million for the three and nine months ended September 30, 2002 decreased 19% and 9% from $4.5 million and $14.2 million for the three and nine months ended September 30, 2001. In July 2002, we reduced sales and marketing headcount and the budget for promotional programs and as a result we expect that sales and marketing expenses will be lower for the remainder of 2002.

        General and Administrative.    General and Administrative costs consist primarily of salaries, state taxes, bad debt expenses and facility related costs. General and Administrative costs of $1.2 million and $4.2 million for the three and nine months ended September 30, 2002 declined 25% and 12% for the three and nine month period ended September 30, 2002 as compared to $1.6 million and $4.8 million for the three and nine months ended September 30, 2001. The decline in the three and nine months ended September 30, 2002 was due to lower headcount. In July 2002, we reduced general and administrative headcount and as a result of that reduction and the discontinuance of our custom content development business, we expect that general and administrative expenses will be lower for the remainder of 2002.

        Amortization of Goodwill.    Goodwill amortization was $0.0 for the three and nine months ended September 30, 2002 as compared to $473,000 and $1.0 million for the three and nine months ended September 30, 2001. As of January 1, 2002, we adopted Statement 142, which requires that goodwill no longer be amortized, but subject to an annual impairment test.

        Employee Severance.    During the three months ended September 30, 2002, we had employee severance costs of $485,000 related to reductions in overall headcount. No operating expense was recorded for employee severance in the year ago period.

        As a result of the transaction with NIIT, we significantly reduced the headcount of our custom learning content development business. During the nine months ended September 30, 2002, we had employee severance costs of $196,000 that have been reclassified to income (loss) from discontinued operations. As of September 30, 2002, all severance benefits have been paid.

        Other Income.    Interest income, net, on cash and cash equivalents for the three months ended September 30, 2002 was $15,000 and $28,000 as compared to $33,000 and $288,000 for the three and nine months ended September 30, 2001. The decrease was due to lower interest rates and lower investment balances. Click2learn Japan K.K. is a joint venture. We account for our interest using the equity method of accounting. We recorded a loss of $25,000 and $100,000 for the quarters ended September 30, 2002 and 2001, respectively, representing our equity share of losses. For the nine months ended September 30 our share of the net losses of Click2learn Japan, K.K. were $175,000 and $300,000 for 2002 and 2001, respectively.

        Income (Loss) From Discontinued Operations.    During the third quarter of 2002, we completed the discontinuation of our remaining custom content development business by early termination of our contract to develop content for the Washington National Guard ("WNG"). Results related to our custom content development business for the current period and all prior periods have been reclassified as income (loss) from discontinued operations. For the three-month period ended September 30, 2002, we realized no revenues and incurred $4.9 million of expenses, resulting in a loss from discontinued operations of $4.9 million. For the three month period ended September 30, 2001, we reclassified $2.7 million of revenue and $3.2 million of costs, resulting in a loss from discontinued operations of $466,000. Expenses for the three month period ended September 30, 2002 are comprised of approximately $500,000 of employee related expenses incurred while staff working on the WNG contract transitioned to a new contractor. In addition, we have agreed to forfeit our rights to approximately $4.4 million of work performed in return for allowing the early contract termination and we have recorded this as part of the current quarter's costs. For the nine months ended September 30, 2002, we reclassified $248,000 of revenue, $2.7 million of costs, $6.1 million of expenses, and $927,000 of other income as a combined loss from discontinued operations of $7.6 million. The bulk of these expenses reflect the termination costs for personnel, facilities and the WNG contract during the first and third quarters of 2002. For the period ended September 30, 2001, $11.7 million of revenue and $11.2 million of expenses have been reclassified as income from discontinued operations of $522,000.

        During January 2002, we sold certain assets of our content development business, including equipment and a customer list to NIIT under an Asset Purchase Agreement for $1 million, resulting in a gain of $927,000 based on the book value of those assets. As a result of the transaction, NIIT will be our primary strategic partner for custom content development services and we will refer custom content development work to NIIT. If certain targets are attained, NIIT will pay us up to an additional $2 million in cash at the end of 2003. As of September 30, 2002 we had not yet attained levels to earn a partial payment of additional amounts. In addition, we will receive a commission on certain business referred to NIIT through 2004. The results of this transaction have and will be recorded as income (loss) from discontinued operations. The accounts receivable related to discontinued operations as of December 31, 2001 was approximately $5.8 million.

        As a result of the transaction with NIIT, we significantly reduced the headcount of our custom content development business and closed certain facilities. During the nine months ended September 30, 2002, we had employee severance and excess facilities costs of $1.1 million, which included $196,000 of severance benefits, $270,000 to write-down leasehold improvements to net realizable value and $672,000, representing the excess of our future lease commitments over estimated income from subleasing activities. These expenses are included in income (loss) from discontinued operations. As of September 30, 2002, all employee severance benefits had been paid and $284,000 was included in accrued expenses for the loss on excess office facilities. Although we believe that our estimates of future sublease income and the time required to locate tenants are reasonable, losses may increase if actual experience differs from our estimates.

Adoption of Accounting Standards

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141"), and No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies certain criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. The provisions of Statement 141 were adopted effective July 1, 2001. No business combinations were completed during the period July 1, 2001 to September 30, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through December 31, 2001.

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

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), which is effective for fiscal years beginning after December 15, 2001. Statement 144 supersedes certain provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" and supersedes SFAS 121. We adopted Statement 144 as of January 1, 2002. Adoption of Statement 144 did not effect our consolidated financial position or results of operations as of January 1, 2002. The broadened definition of discontinued operations within Statement 144 has affected the presentation and disclosure of our results of operations for the three and nine months ended September 30, 2002.

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (Statement 146). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. We are required to adopt Statement 146 no later than January 1, 2003 and the accounting and reporting for exit and disposal activities will be impacted on a prospective basis.

Liquidity and Capital Resources

        At September 30, 2002, our principal source of liquidity was $9.8 million of accounts receivable, down from $19.4 million on December 31, 2001, due to decreased revenues and write-offs related to our discontinued custom learning content development business and conversion into cash through improved collection efforts. At September 30, 2002, we had cash and cash equivalents totaling $4.0 million, a decrease of $5.6 million from December 31, 2001.

        Cash used for operations for the nine months ended September 30, 2002 was $6.2 million. In July and August of 2002 we took steps to reduce our expected uses of cash for the remainder of 2002. As a result, we anticipate that overall our uses of cash for operations for the fourth quarter of 2002 will be minimal.

        Uses of cash for investing activities were $1.9 million offset by $2.6 million received from financing activities for the nine months ended September 30, 2002. Uses of cash for investing activities consisted primarily of the purchase of technology for $2.7 million offset by $1.0 million for assets sold to NIIT. We do not anticipate any significant uses of cash for investing activity in the fourth quarter of 2002.

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

        In order to increase the liquidity of our receivables, we established a $4 million working capital line of credit and a two-year $1 million term loan facility for purchases of capital assets with Silicon Valley Bank in September 2001. Both lines bear interest at the Silicon Valley Bank prime rate plus 1.50% and are collateralized by our assets. Covenants in the loan agreements include restrictions on our ability to pay dividends or make other distributions, make acquisitions or investments, merge or consolidate with others or dispose of assets. The working capital line terminated on November 5, 2002 with a balance of $400,000 outstanding and as a result of ongoing negotiations to extend the line, Silicon Valley Bank has not required repayment. The $1 million term loan is payable in 24 monthly payments of $41,667 plus interest ending October 1, 2003. Our loan agreement requires us to maintain certain financial ratios and meet other financial covenants. The failure to meet those covenants could prevent us from accessing the working capital line and result in the acceleration of any balances under either the working capital line or the term loan. We were in compliance with these covenants at September 30, 2002 or have obtained appropriate waivers from the bank at no cost to us. We anticipate consolidating the two loan facilities into a new 24-month $10 million working capital line by the end of 2002.

        Our long-term liquidity will be affected by numerous factors, including economic conditions, both generally and in the market for enterprise learning software, demand for our Aspen platform, Aspen platform sales cycles, the extent to which our enterprise learning solutions achieve market acceptance, the timing and extent to which we invest in new technology, the expenses of sales and marketing and new product development, the extent to which competitors are successful in developing their own products and services and increasing their own market share, the level and timing of revenues, the collection of these receivables, the availability of our lines of credit and other factors.

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

        Our contractual commitments at September 30, 2002 are substantially similar to those at December 31, 2001 disclosed in our annual report on Form 10-K.

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
  •
  the timing of revenues and expenses;
  •
  recognition of impairment of existing assets, in particular the amount of the write-off resulting from the decision to discontinue custom content development operations and terminate agreements for work being performed for the Washington National Guard; and
  •
  the timing of revenue recognition.

        Our future revenues are difficult to predict and we may not be able to adjust spending in response to revenue shortfalls. Our limited operating history with our current enterprise learning solutions and the emerging nature of the enterprise learning market make prediction of future revenue and expenses difficult. Expense levels are based, in part, on expectations as to future revenue and largely are fixed in the short term. If we are unable to predict future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

Our business currently does not generate the cash needed to finance our operations, and for that and other reasons we may need additional financing in the future, which we may be unable to obtain.

        Our business currently does not generate the cash needed to finance our operations and likely will not begin to do so in 2002. As a result, we have taken steps to restrict our operations in order to conserve our existing cash and we may need to further significantly restrict our operations in the future. In addition, poor financial results or unanticipated expenses could give rise to additional financing requirements sooner than we expect. We may be unable to obtain financing on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to finance our operations, enhance our products, fund expansion, respond to competitive pressures or take advantage of business opportunities.

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

        We incurred a net loss of approximately $7.5 million in the three months ended September 30, 2002. As of September 30, 2002, our accumulated deficit was $229.3 million. We have not yet achieved profitability and likely will not do so during 2002. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

We have a limited operating history in our current markets, which makes it difficult to predict our future performance.

        Our limited operating history in our current markets makes it difficult to predict our future performance and may not provide investors with a meaningful basis for evaluating an investment in our common stock. From our inception until early 1995, we were engaged in various research and development activities and in developing and marketing multimedia-authoring products, database and Internet tools, web publishing products and other ancillary products, most of which we do not currently sell. In 1995, we began to focus our development and marketing efforts on products and services for the enterprise learning market. We released the first version of the Aspen platform in September 2001 and released the first major upgrade in September 2002. Accordingly, we have a limited operating history on which to evaluate our current business and future prospects.

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

  •
  providers of other enterprise software solutions, such as PeopleSoft, Siebel and SAP;

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

        Because of the lack of significant barriers to entry in the enterprise learning market, new competitors are likely to enter this market in the future. In particular, vendors of other enterprise software applications such as enterprise resource planning, human resource management or customer relationship management have recently begun to offer learning delivery and management functionality to extend their current product lines within their existing customer base. As a result, our ability to sell our products and service to their customers could be substantially diminished and our business could be adversely affected. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We may not be able to contend effectively with such increased competition.

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

        Our success also depends on our ability to attract, integrate, motivate and retain highly skilled technical, sales and marketing and professional services personnel. Competition for qualified personnel in the enterprise software industry is intense. To the extent we are unable to attract and retain a sufficient number of additional skilled personnel our business will suffer.

Our Aspen platform is a new product and may contain defects or otherwise perform improperly.

        Our Aspen platform was initially released in September 2001, and the first major version upgrade was released in September 2002. We anticipate continuing to add new features, functionality and components. Complex enterprise software products frequently contain errors or failures, especially when first introduced or when new versions are released. In the past, we have discovered errors in our products after their initial release. Because the Aspen platform products are complex software packages with new features and functionality being added and new versions being released on a regular basis, there is a greater likelihood that they may contain such errors. In addition, since the Aspen platform is targeted at enterprise customers with large numbers of users, customers and potential customers may have a greater sensitivity to product defects or product integration than the market for software products generally. To date we have experienced errors in the Aspen platform, in particular when new versions or functionality is first released, although such errors have not had a material impact on our business. Serious product errors could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation, or increased service and warranty costs.

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

  •
  create liens on our assets; and

  •
  extend credit.

        In addition, the terms of our indebtedness require that we meet certain financial ratios and tests. The covenants governing our existing indebtedness restrict our operations and those of our subsidiaries, and these limitations could impair our ability to meet such financial ratios and tests. In addition, our ability to meet these ratios and tests and to comply with other provisions governing our indebtedness may be affected by changes in economic or business conditions or other events beyond our control. Moreover, our failure to comply with our debt-related obligations could result in an event of default that, if not cured or waived, could result in an acceleration of our indebtedness. From time to time we have been in violation of certain of these covenants. To date, the bank has waived these violations of the covenants without cost to us, and has indicated that it is willing to amend certain of the covenants so that we are no longer in violation. However, we cannot assure you that the bank will amend these covenants, that we will not violate these or other covenants in the future or that the bank will waive any such future violations at no cost to us, or at all.

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

        In addition, most of our professional services projects are performed on a fixed-price basis rather than on a time and materials basis. If we do not accurately predict the costs of these projects, we could incur unexpected costs. If we do not complete fixed-price engagements within budget, on time and to clients' satisfaction, we bear the risk of cost overruns.

Security and privacy breaches could subject us to litigation and liability.

        We host certain of our customers' enterprise learning software implementations at our data center and provide access to that software using the Internet. The Internet is a public network and data is sent over this network from many sources. Although we take reasonable steps in accordance with current industry practices to ensure the security of our hosting systems and customer data, computer viruses could be introduced into our systems or those of our customers, which could disrupt the operation of our hosting systems or make them inaccessible to users. In addition, well-publicized Internet security breaches could deter customers from using the Internet to conduct transactions that involve the transmission of confidential information. We depend on Internet service providers and telecommunications companies and the efficient operation of their computer networks and other computer equipment to enable customers to access and use hosted software implementations. Each of these has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

        We could become subject to litigation and liability if third parties penetrate security for our hosting systems or otherwise misappropriate our users' confidential information or if customers are unable to access and use hosted software implementations. Advances in computer capabilities, new discoveries in the field of cryptography or other technological events or developments could result in compromises or breaches of our security systems. Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. We may be required to expend significant capital and other resources to protect against the threat of security breaches or service interruptions or to alleviate problems caused by breaches or service interruptions.

International operations may impose substantial burdens on our resources, divert management's attention or otherwise harm our business.

        Our current plans for reaching international markets will require significant management attention and will require us to rely extensively on independent partners in foreign countries to help conduct our international operations and sales and marketing efforts. Our success in international markets consequently will depend to a large degree on the success of these independent partners, over which we have little control. If they are unwilling or unable to dedicate sufficient resources to our relationships, our international operations will suffer. Furthermore, our efforts abroad are subject to a number of additional risks inherent in international operations, including:

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

        Our success depends in large part on our proprietary technology. We rely on a combination of copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods to protect our proprietary technology. We do not have patents for any of the technology underlying our Aspen platform. If we fail to successfully enforce our intellectual property rights, the value of these rights, and consequently the value of our products and services to our customers, could diminish substantially. It may be possible for third parties to copy or otherwise obtain and use our intellectual property or trade secrets without our authorization, and it may be possible for third parties to independently develop substantially equivalent intellectual property.

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

        The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended September 30, 2002, the price of our common stock ranged from $0.23 to $5.05 per share. Our stock price is subject to continued fluctuations in response to a number of factors, including:

  •
  actual or anticipated variations in quarterly operating results;

  •
  changes in financial estimates or recommendations by securities analysts;

  •
  conditions or trends in the learning and enterprise software markets;

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

        In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention, which could seriously harm our business.

Our stock may be delisted from the Nasdaq National Market, which could further decrease our stock price and make it difficult to raise capital.

        Our common stock is currently listed on the Nasdaq National Market. To maintain such listing, we must continue to satisfy on going listing requirements, including consistently maintaining a minimum bid price for the common stock of $1.00 per share or more. Our common stock has traded below the $1.00 minimum bid requirement since July 22, 2002. On September 3, 2002, we received a letter from the Nasdaq Stock Market notifying us that the closing bid price per share for our stock was below $1.00 for 30 consecutive trading days and that as a result we no longer met the continued listing criteria for the Nasdaq National Market. We have until December 2, 2002 to regain compliance with the listing criteria to remain listed on the Nasdaq National Market. To regain compliance with the minimum bid price requirement, the closing bid price of its common shares must remain above $1.00 for a minimum of ten consecutive trading days.

        We continue to evaluate all options for maintaining our listing on the Nasdaq National Market. However, if we cannot regain compliance with the listing criteria we will likely apply to move to the Nasdaq Small Cap Market, which provides longer time periods to regain compliance with the listing criteria before delisting. If we were to be delisted, we would likely seek listing of our common stock in the over-the-counter market, which is viewed by many investors as a less liquid marketplace. Among other things, our common stock may then constitute "penny stock," which would place increased regulatory burden upon brokers, making them less likely to make a market in our stock. Loss of our Nasdaq National Market status could also make it more difficult for us to raise capital or complete acquisitions.

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

        Foreign Currency Exchange Risk.    We have foreign currency risk as a result of foreign subsidiary activities. For the three and nine months ended September 30, 2002, international revenues from foreign subsidiaries accounted for approximately 8% and 6%, respectively, of total revenues. All foreign subsidiaries use the local currency as their functional currency.

        Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchanges rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the three and nine months ended September 30, 2002 was not material. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

Item 4. Controls and Procedures

        Click2learn maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

        Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable.

Item 2. Changes In Securities and Use of Proceeds

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

        Not applicable.

Item 5. Other Information

        Board Changes and Vacancies.    On September 11, 2002 Jonathan Klein resigned as a member of our Board of Directors and the Audit Committee. Mr. Klein resigned because his current schedule did not permit him to devote the time he felt was appropriate to Click2learn. There has been no disagreement between us and Mr. Klein on any matter relating to our operations, policies or practices. John Coné has been appointed on an interim basis to fill the vacancy on the Audit Committee resulting from Mr. Klein's resignation.

        There are currently two vacancies on our Board of Directors. At a meeting held on October 15, 2002, the Board appointed a Nominating and Corporate Governance Committee consisting of Sally Narodick and John Coné for the purpose of finding qualified independent candidates for the Board of Directors, as well as overseeing our corporate governance policies and procedures to ensure compliance with SEC and Nasdaq requirements. The Nominating and Corporate Goverance Committee is currently seeking candidates who meet the requirements for Audit Committee membership and are willing to serve as members of the Audit Committee to fill the current vacancies.

        Stock Option Grants.    On September 6, 2002, the Compensation Committee, which is responsible for administering our 1998 Equity Incentive Plan (the "Plan"), granted of an aggregate of 1,207,970 additional options under the Plan to employees, excluding certain executives and the Board of Directors. These options are incentive stock options, have an exercise price of $0.34 per share (the closing price on the Nasdaq National Market on the date of grant) and become exercisable 50% on each of September 6, 2003 and September 6, 2004. On October 15, 2002, the Board approved the grant of an aggregate of 578,562 additional options under the Plan to certain executives and members of the Board, which grant was effective on October 29, 2002. The options granted to executives are incentive stock options to the extent permitted under the Internal Revenue Code and regulations, and the options granted to members of the Board are non-qualified stock options. These options have an exercise price of $0.80 per share (the closing price on the Nasdaq National Market on the date of grant) and become exercisable 50% on each of October 29, 2003 and October 29, 2004.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

  99.01    Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002

  99.02    Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002

  (b)
  Reports on Form 8-K.

        A report on Form 8-K dated July 22, 2002 was filed announcing preliminary results for the three and six months ended June 30, 2002. No financial statements were filed with such report.

        A report on Form 8-K dated August 6, 2002 was filed announcing the release of Click2learn's Statement of Operations for the three and six months ended June 30, 2002 and Balance Sheet as of June 30, 2002. Click2learn's Statement of Operations for the three and six months ended June 30, 2002 and Balance Sheet as of June 30, 2002 were filed with such report.

        A report on Form 8-K dated September 3, 2002 was filed announcing receipt of a letter from the Nasdaq National Market notifying us that the closing bid price per share for our stock was below $1.00 for 30 consecutive trading days and that as a result we no longer meet the continued listing criteria for the Nasdaq National Market. No financial statements were filed with such report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICK2LEARN, INC.
November 14, 2002 Date	/s/ JOHN D. ATHERLY John D. Atherly Vice President, Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)

Exhibit List

99.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002
99.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002

QuickLinks

CLICK2LEARN, INC. FORM 10-Q For the Quarter Ended September 30, 2002 TABLE OF CONTENTS
Part I—Financial Information
  Item 1. Financial Statements
CLICK2LEARN, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands) (Unaudited)
CLICK2LEARN, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands) (Unaudited)
CLICK2LEARN, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
CLICK2LEARN, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands except share and per share data) (Unaudited)
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes In Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Securities Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit List