Form 10-K
period 2002-12-31
CLICK2LEARN INC/DE/
filed 2003-03-28
CIK 1052327

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 28, 2002 was $24,064,972. For the purposes of this calculation, the registrant's officers, directors and holders of more than 10% of the registrant's common equity as of June 28, 2002 are assumed to be affiliates.

The number of shares outstanding of the registrant's common stock as of March 1, 2003 was 24,937,164.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 28, 2003 are incorporated by reference into Part III.

CLICK2LEARN, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2002

INDEX

PART I

        This Annual Report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Annual Report are forward-looking. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Such forward-looking statements include, among others, those statements including the words "expect", "anticipate", "intend", "believe" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations." You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Item 1. Business

Overview and History

        We are a leading developer and provider of enterprise learning solutions for businesses, government agencies and educational institutions. The primary technology underlying these solutions is the Aspen Enterprise Productivity Suite ("Aspen"), which combines collaborative content development, comprehensive learning management and virtual classroom systems into a single, integrated product suite with a unified architecture and user experience. With the Aspen suite and our related software products and professional services, our customers can improve productivity and increase revenue by creating, managing and delivering timely information and training across their extended enterprise of employees, suppliers, distributors and customers. Our customers can further increase the interactivity and personalization of the Aspen suite by adding additional Aspen modules such as personalized delivery, collaboration centers and performance management. The Aspen suite is a web-based system that is designed to be open, flexible and scalable and easily customized to meet unique customer needs. Our customers are in a broad range of industries including financial services, accounting, healthcare, insurance, technology, manufacturing, telecommunications, transportation, utilities, government and education.

        We were originally incorporated as Asymetrix Corporation in the State of Washington in 1984 and have developed and marketed a wide range of software products. In 1995 we began to focus our business on the enterprise learning market and released our first authoring tool focused specifically on the creation of online learning content. We created our first learning management system in 1997 and our first web-based collaborative content development system in 1999. As a result of our decision to focus on the enterprise learning market, we divested several product lines and made a number of acquisitions to strengthen our position in this market, and we changed our name to Asymetrix Learning Systems, Inc. In connection with our initial public offering in June 1998, we reincorporated as a Delaware corporation and in 2001 we changed our name to Click2learn, Inc.

        In 2002 we limited our services offerings to those directly related to the implementation and support of the Aspen suite and our other software products and discontinued offering custom content development services. In January 2002 we entered into an agreement to sell the majority of our custom content development business to NIIT (USA), Inc. ("NIIT"), the U.S. operation of NIIT Limited, a global custom software development firm. The sale closed in the first quarter, but did not include our contract to provide custom content development services for the Washington Army National Guard. We continued to provide custom content development services to the Washington Army National Guard until July 2002, when we reached agreement to terminate the contract and transition the work in process to another contractor. Upon termination of our contract with the Washington Army National Guard we had discontinued all custom content development operations. Pursuant to Statement of Financial Accounting Standards No. 144, revenue and expenses related to our custom content development business have been reclassified as Income (Loss) from Discontinued Operations in our financial statements for 2002 and prior years. This reclassification is reflected in any discussion or description of the results from these periods.

Segment Financial Information

        We report revenue in three separate categories related to the different components of our business:

  •
  Platforms revenue includes software licenses, subscription and hosting fees, implementation, customization, consulting, training and support related to the Aspen suite, our Ingenium learning management system, which is the precursor product to the Aspen Learning Management Server, and our e-Learning Network, which is no longer offered to new customers. Platforms revenue contributed 49%, 68% and 77% of our total revenue from continuing operations in 2000, 2001 and 2002, respectively.

  •
  Tools revenue includes software licenses, technical support and training related to our ToolBook line of products. Tools revenue contributed 34%, 22% and 14% of our total revenue from continuing operations in 2000, 2001 and 2002, respectively.

  •
  Content Services revenue includes the placement of Click2learn personnel at customer sites on a time and material basis, the resale of third party off the shelf training content and license and hosting fees for our Rapid e-Learning Development System, which is no longer offered to new customers. Content Services revenue contributed 17%, 10% and 9% of our total revenue from continuing operations in 2000, 2001 and 2002, respectively.

        We track direct costs of providing the products and services in these three segments and report the gross margin for each of these segments. See Item 8, in particular our Consolidated Statements of Operations and the notes thereto, for the revenue from continuing operations and gross margin for each segment. We do not separately track indirect costs by segment and do not report profit or loss on a segment basis. We do not allocate total assets by segment.

Products and Services

        We offer the following products and services:

        Aspen Enterprise Productivity Suite.    Aspen is a suite of three software products, each of which can be implemented on a stand-alone basis or in any combination, together with a set of optional modules to extend the interactivity, personalization or functionality of the basic Aspen products. The Aspen product suite unifies collaborative content development, comprehensive learning management and virtual classrooms for real-time collaborative learning sessions in an integrated system designed to be open, flexible, modular, and scalable. We anticipate that by the end of the first quarter of 2003 the Aspen suite will be available in multiple languages including U.S. and U.K. English, French, German, Italian, European and Latin American Spanish and Japanese.

        Each product in the Aspen suite is designed to offer comprehensive support for industry standards such as SCORM and AICC and to work together with other standards-compliant enterprise learning products. Aspen can be integrated with other enterprise applications such as systems for enterprise resource planning, supply chain and customer relationship management, human resources, e-commerce and financial management. We offer Aspen as a behind-the-firewall solution for implementation on our customers' information systems or hosted at our data center. Aspen can be licensed on a perpetual or subscription basis.

        The Aspen suite includes the following three basic products, which are generally licensed based on the number of individual named users or, for the Aspen Virtual Classroom Server, concurrent users of the particular product:

  •
  Aspen Learning Content Management Server ("Aspen LCMS").  Aspen LCMS enables customers to collaboratively create standards-compliant learning content in the form of reusable learning objects. Aspen LCMS is designed to provide the instructional design, workflow, collaboration and management capabilities that enable a distributed team of subject matter experts, instructional designers and software developers to rapidly and cost-effectively develop engaging and flexible enterprise learning courses. Courses created with Aspen LCMS are designed to integrate with other standards-compliant learning management systems.

  •
  Aspen Learning Management Server ("Aspen LMS").  Aspen LMS is designed to allow organizations to manage learning resources from a central location and provide managers throughout the organization with access to those resources. Aspen LMS manages online learning, instructor-led training and other types of learning through a single interface, enabling organizations to efficiently use learning resources from a variety of sources, including custom content created with Aspen LCMS and other standards-compliant content authoring programs, as well as commercially available content offerings.

  •
  Aspen Virtual Classroom Server ("Aspen VCS").  Aspen VCS is designed to allow organizations to provide real-time learning with streaming audio and video over the Internet or intranet in an environment that enables enhanced interactivity among learners and between learners and presenters. Aspen VCS enables students to interact through a shareable white board, public and private chat, application sharing, breakout sessions, polling and Q&A. With Aspen VCS, presenters can create interactive training sessions using existing materials or materials created for the session. Aspen VCS can capture and categorize virtual classroom sessions, which can then be used to create new learning materials.

        In addition to the three basic Aspen products, there are a number of optional modules to extend the interactivity, personalization or functionality of the basic Aspen products. The optional modules include:

  •
  Collaboration Center.  The Aspen Collaboration Center module can be used with any of Aspen LCMS, Aspen LMS or Aspen VCS to increase interaction among users and between users and experts. The Collaboration Center module enables threaded discussion groups, instant messaging, expert communities, searchable archives of expert interactions, response tracking and reporting on collaboration activity.

  •
  Personalized Delivery.  The Aspen Personalized Delivery module can be used with Aspen LCMS and Aspen LMS to increase the personalization of the learning experience. The Personalized Delivery Module includes support for incremental content modifications, adaptive learning, dynamic personal study plans, context sensitive searching, collaborative study aids, post assessments and personalized feedback.

  •
  Performance Management.  The Aspen Performance Management module can be used with Aspen LMS to enhance the functionality related to skills, performance and employee development. The Performance Management module includes skill and competency profiles, skill gap analysis, skill certification management, employee development planning, self and full 360° employee competency assessments, competency modeling and assessment analysis and reporting.

  •
  Information Management.  The Aspen Information Management module can be used with Aspen LCMS and Aspen LMS to enable easy publishing of any type of knowledge document to the Aspen platform. The Information Management module includes user defined cataloging for documents and courses, secure document access, document usage tracking, website management and reporting and analysis tools.

  •
  Auditing.  The Aspen Auditing module can be used with Aspen LMS to provide an audit trail of training taken and other interactions. The Auditing module creates an archive of all transactions within Aspen LMS including transaction type, user, date and time.

        ToolBook Products.    In addition to Aspen, we offer our ToolBook Instructor and ToolBook Assistant enterprise learning content creation products targeted at small teams or individual authors that do not require the collaborative capabilities and learning object functionality of Aspen LCMS. These products enable our customers to create their own media-rich interactive learning content for deployment on the Aspen platform, other standards-compliant learning management systems or CD-ROM. ToolBook Instructor is a multimedia development system for creating sophisticated applications and simulations that is targeted at professional software developers. ToolBook Instructor has been incorporated into the Aspen platform for use with Aspen LCMS as the Aspen Simulation Editor. ToolBook Assistant is designed to be an easy-to-use authoring product that automates much of the process of developing learning applications and is targeted at learning professionals or content experts. Both products are licensed on a per copy basis.

        Professional Services.    We complement our Aspen and ToolBook product offerings with a range of professional services to enable our customers to implement, evaluate and maintain their enterprise learning solutions. Our professional services offerings include:

  •
  Strategic Consulting.  We assist our customers in evaluating their enterprise learning needs, using enterprise learning to increase effectiveness or add value to current offerings, developing enterprise learning business models, defining a solution that best meets their enterprise learning needs and providing on-going consulting on the effectiveness of their solution and return on investment.

  •
  Systems Integration.  We provide the services necessary to implement and customize our customers' enterprise learning solutions and to integrate Aspen with our customers' content, information systems and enterprise applications.

  •
  Training and Technical Support.  We offer training that helps organizations become more self-reliant in the use of our products and in enterprise learning generally, and we offer technical support and maintenance packages for our products.

Backlog

        As of December 31, 2002 we had firm backlog orders of approximately $11.4 million up 93% from $5.9 million of firm backlog from continuing operations at December 31, 2001. Backlog consists primarily of Aspen implementation services work contracted but not performed, the unperformed portion of subscription licenses and support contracts for the Aspen platform and the ToolBook products, and pre-purchases of foreign languages or other software modules prior to general release. We expect most of the current backlog will be completed during the current fiscal year, but any changes to overall backlog will depend on the number of new orders for Aspen implementations, subscription licenses and product support agreements in place during the year.

Customers

        We provide our enterprise learning products and services to customers across a broad range of industries including financial services, accounting, health care, insurance, computer software, manufacturing, networking, telecommunications, government and education. The following is a partial list of our significant customers in 2002:

Technology/Telecommunications
AT&T
Charter Communications
Fujitsu Network Communications
Microsoft
Symantec
Vodafone
Williams Information Services

 Financial Services
American Express
Barclays Bank
CUNA Mutual Group
Deloitte & Touche
Fidelity Investments
Standard & Poors

 Government/Education/Non-profit
American Cancer Society
Johns Hopkins University
State of Maine
U.S. Army	Health Care
Exempla Health Care
Blue Cross Blue Shield
Medco Health Solutions
Medstar Health
Memorial Sloan-Kettering Cancer Center

 Other Industries
Accenture LLP
Albertson's Inc.
American Airlines
Cendant
Deloitte Consulting
Eastman Kodak
Equity Office Properties
Express Personnel Services
Gulfstream Aerospace
Northeast Utilities
Pfizer
SAIC
Southern Company
The Thomson Corporation

        Microsoft accounted for 13.7% of our total consolidated revenue from continuing operations during 2002. No other single customer accounted for 10% or more of our total consolidated revenue from continuing operations in any of the last three fiscal years.

Competition

        The enterprise learning market is a new market that is quickly evolving and subject to rapid technological change. The market is also highly fragmented, with no single competitor holding a dominant market position. We face competition from a variety of companies in different segments of the enterprise learning market. The Aspen platform faces competition from vendors of other enterprise learning or learning content management systems, as well as from other enterprise software vendors who offer enterprise learning solutions. Our ToolBook products face competition from other web authoring products. Because there are relatively low barriers to entry in this market, new competitors may enter this market in the future.

        The principal competitive factors affecting the market for enterprise learning include:

  •
  the features and functionality of enterprise learning solutions;

  •
  scalability and the ability to integrate with a variety of content and other enterprise learning and enterprise software products;

  •
  pricing;

  •
  customer service and support;

  •
  reputation and financial position of the provider;

  •
  the scope and quality of professional services offered; and

  •
  the effectiveness of sales and marketing efforts.

We believe our solutions compete favorably with respect to most if not all of these factors, and that the fully integrated, open and scalable nature of the Aspen suite is the most positive competitive factor in our favor, while the most significant negative factor is our current cash balance relative to our competitors.

Sales and Marketing

        As of December 31, 2002, our combined sales and marketing organization consisted of 82 employees based at our corporate headquarters in Bellevue, Washington and at other locations throughout the United States, Canada, and the United Kingdom. We sell our solutions primarily through a direct sales force consisting of field sales representatives focused on selling larger Aspen implementations and related services. We also have inside sales representatives focused on selling the ToolBook authoring products and smaller Aspen licenses. Our sales organization also includes sales engineers who provide technical expertise, architect the technical aspects of our enterprise learning solutions, assist in proposal preparation and provide ongoing sales support. We use resellers primarily to market our enterprise learning solutions outside North America and we have established several reseller relationships to bring the Aspen platform to markets in Europe, South Africa, and the Pacific Rim. Sales to resellers accounted for 3% of total revenue from continuing operations in 2002. We expect to appoint additional resellers in the future.

        We conduct a variety of marketing programs to promote our enterprise learning solutions, including advertising in national business and technology magazines and trade publications, major trade shows, direct mail and e-mail campaigns, public seminars, web-based seminars, and public relations activities focused on company news and successful applications of our enterprise learning solutions. In cooperation with VNU Business Media, the publisher of Training magazine, we are founding sponsors of the largest enterprise learning conference in the industry. The next conference will be held in September 2003 in Los Angeles. We also participate as an exhibitor and speaker at numerous training and enterprise learning trade shows and we maintain an area on our web site where potential customers can obtain information about enterprise learning and our solutions.

Research and Development

        We believe our long-standing focus on technology has attracted qualified engineering and other technical personnel and has contributed to our core technology capabilities. In May 2001, we significantly enhanced our engineering team with the acquisition of IntelliPrep Technologies, Incorporated ("IntelliPrep"), which brought a number of engineers who had previously held senior positions within Microsoft Corporation's engineering organization. Our principal research and development groups are located in Bellevue, Washington; Rochester, New York and Hyderabad, India. Research and development expenses were $9.5 million, $8.9 million and $8.6 million in 2000, 2001 and 2002, respectively, and represented 37%, 28% and 28% of total revenue from continuing operations in those periods.

        We believe our future success will depend on our ability to continue to enhance our enterprise learning solutions to keep pace with competitive product and service offerings, new technologies and industry standards, and diverse and changing customer requirements. As a result, we actively participate in a number of standards bodies and are taking an active role in defining standards for the enterprise learning industry. We expect to continue to commit significant resources to research and development of our enterprise learning solutions in the future.

Proprietary Rights

        Our enterprise learning solutions are based on technology that is primarily internally developed, although some portions are licensed from third parties. We rely on a combination of copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods to protect our intellectual property. We also enter confidentiality agreements with our employees and consultants, and control access to our proprietary information. Despite our precautions, however, unauthorized parties may copy or otherwise obtain or use our intellectual property and other companies may independently develop equivalent technology or intellectual property.

        We use the following trademarks in the conduct of our business: CLICK2LEARN, ASPEN, TOOLBOOK ASSISTANT and TOOLBOOK INSTRUCTOR.

Employees

        As of December 31, 2002, we had 243 full-time employees, including 53 in research and development, 82 in sales and marketing and technical support, 73 in professional services and 35 in operations and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

International Revenue and Operations

        International revenue, based on the country where the customer placing the order is located, accounted for 11%, 18% and 15% of our total revenue from continuing operations for 2000, 2001 and 2002, respectively. See Item 8, specifically note 15 to our consolidated financial statements, for information on the total revenue from continuing operations attributable to, and long-lived assets located in, the United States and foreign countries for each of the last three fiscal years.

        In addition to our direct sales efforts, we rely on independent partners in foreign countries to help conduct our international sales and marketing efforts. We intend to continue to expand internationally by releasing Aspen in additional languages and establishing additional reseller relationships to expand the geographic reach of our enterprise learning solutions. Our success in international markets consequently will depend to a large degree on the success of these independent partners, over which we have little control. If they are unwilling or unable to dedicate sufficient resources to our relationships, our international operations will suffer.

        In November 2002 we established an office in Hyderabad, India to increase our research and development and implementation services capacity at a lower cost than would be possible by adding this capacity in the United States. We rely on this office to enable us to complete customer implementation projects and new releases of Aspen on time and within our established budgets. As of March 1, 2003 we had 59 employees in this office, up from 30 on December 31, 2002, and we expect to continue to add additional employees there during the year. Should our operations in Hyderabad be disrupted for any significant period of time, it could prevent us from completing customer implementations or new releases of Aspen in a timely manner, which could cause our business to suffer.

        Our efforts in Hyderabad and elsewhere abroad are subject to a number of risks inherent in international operations, including:

  •
  diversion of management attention;

  •
  difficulties and costs of staffing and managing foreign offices;

  •
  different learning styles and cultures;

  •
  numerous and potentially conflicting regulatory requirements;

  •
  export controls, import tariffs and other barriers to trade;

  •
  changes in laws or governmental policies;

  •
  reduced protection of intellectual property rights;

  •
  regional political and economic instability; and

  •
  fluctuations in currency exchange rates.

Item 2. Properties

        Our corporate headquarters and executive offices are located in Bellevue, Washington in approximately 39,363 square feet of leased office space, with the lease term expiring in December 2008. We also maintain offices in Fort Worth, Texas; Framingham, Massachusetts; Rochester, New York; London, England and Hyderabad, India. During 2002 we closed several additional offices in connection with the discontinuance of our custom content development business. We believe that our current facilities will be adequate to meet our needs, or that alternate leased space will be available at reasonable rates to meet our needs for the foreseeable future.

Item 3. Legal Proceedings

        From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. We are not a party to any litigation or other legal proceeding that, in the opinion of management, could have a material adverse effect on our business, operating results and financial condition, except as described below.

        Richard B. Grant v. Asymetrix Corporation, No. CV-96-3635 HLH, Central District of California. On May 21, 1996, Richard B. Grant filed a complaint alleging that our ToolBook and Multimedia ToolBook products infringe a patent owned by him and seeking unspecified damages. We have received an opinion from patent counsel that the products do not infringe this patent and that the patent is invalid. This action is still in the discovery stage, and it is not yet possible to assess the likelihood of its outcome. Currently discovery in the case has been stayed pending the court's ruling on the interpretation of the patent claims. Although we believe that we do not infringe this patent and that the patent is invalid, and although we intend to defend this action vigorously, the results of this litigation can not be predicted with certainty. An adverse outcome in this litigation could have a material adverse effect on our business, operating results and financial condition. Moreover, the costs of defending the action, regardless of outcome, could be time-consuming, distract management personnel and have a negative effect on our business.

Item 4. Submission of Matters to a Vote of Securities Holders

        Not applicable.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

        Since our initial public offering, our common stock has been listed on the Nasdaq National Market, originally under the symbol ASYM and currently under the symbol CLKS. The following table sets forth the high and low sales prices per share for each fiscal quarter during 2001 and 2002.

Fiscal Quarter	High	Low
2001
First Quarter	$10.25	$1.03
Second Quarter	2.73	1.00
Third Quarter	4.35	1.50
Fourth Quarter	3.82	2.25
2002
First Quarter	$5.05	$2.40
Second Quarter	4.90	1.55
Third Quarter	1.89	0.23
Fourth Quarter	1.30	0.52

        As of March 1, 2003, there were 221 holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of stockholders, we are unable to estimate the actual number of stockholders represented by these record holders. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance growth. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        In connection with the extension and increase of our line of credit with Silicon Valley Bank, on December 6, 2002 we issued Silicon Valley Bank a warrant for the purchase of 181,324 shares of common stock at an exercise price of $1.10 per share. The warrant was issued to a single accredited investor in reliance on Section 4(2) of the Securities Act of 1933 as amended. The shares issuable upon exercise of the warrant have not been registered for resale. The warrant has a seven year term and is exercisable at any time prior to its expiration date in whole or in part upon the payment of the exercise price for the number of shares with respect to which the warrant is being exercised. In addition, the warrant may be exercised on a net exercise basis, pursuant to which the exercise price for an exercise of the warrant is paid by the cancellation of a portion of the shares being exercised having a fair market value equal to the exercise price for all the shares being exercised.

Item 6. Selected Consolidated Financial Data

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Platforms	$2,549	$5,643	$12,494	$21,046	$23,345
Tools	17,914	15,312	8,602	6,983	4,290
Content services	1,464	2,736	4,399	3,180	2,842

Total revenue	21,927	23,691	25,495	31,209	30,477

Cost of revenue:
Platforms	623	1,258	1,903	3,536	5,550
Tools	2,934	3,646	1,821	1,546	1,083
Content services	1,829	2,259	3,888	2,879	2,472

Total cost of revenue	5,386	7,163	7,612	7,961	9,105

Gross margin	16,541	16,528	17,883	23,248	21,372

Operating expenses:
Research and development	6,113	7,425	9,535	8,869	8,619
Sales and marketing	14,149	15,977	20,530	18,536	16,595
General and administrative	5,767	5,227	6,623	6,457	5,997
Amortization of goodwill	—	—	—	433	—
Employee severance	—	—	—	—	485

Total operating expenses	26,029	28,629	36,688	34,295	31,696

Operating loss from continuing operations	(9,488)	(12,101)	(18,805)	(11,047)	(10,324)

Other income (expense)	2,760	856	475	(200)	(190)
Income (loss) from discontinued operations	1,569	1,240	1,544	(8,334)	(7,600)

Net loss	(5,159)	(10,005)	(16,786)	(19,581)	(18,114)
Accretion of redemption value of redeemable common stock	(1,370)	—	—	—	—
Non cash dividend associated with preferred stock	—	(2,754)	—	—	—

Net loss attributable to common stockholders	$(6,529)	$(12,759)	$(16,786)	$(19,581)	$(18,114)

Amounts per share, basic and diluted:
Loss from continuing operations	$(0.63)	$(0.77)	$(1.08)	$(0.57)	$(0.43)
Income (loss) from discontinued operations	0.15	0.08	0.09	(0.42)	(0.31)

Net loss	(0.49)	(0.68)	(0.99)	(0.99)	(0.74)
Extraordinary items	(0.13)	(0.19)	—	—	—

Net loss attributable to common stockholders	$(0.62)	$(0.87)	$(0.99)	$(0.99)	$(0.74)

Weighted average common shares outstanding, basic and diluted	10,599	14,626	16,956	19,748	24,393

Balance Sheet Data:
Cash and cash equivalents	$21,713	$19,481	$15,321	$9,553	$3,586
Working capital	24,913	27,818	21,801	20,877	2,900
Total assets	43,622	49,406	44,880	39,354	25,473
Long-term obligations	268	92	4	417	—
Stockholders' equity	37,010	41,355	35,053	29,560	12,226

(a)
Historical information was restated to reflect the combination of Click2learn and Meliora in 1998, accounted for as a pooling-of-interests.

(b)
Historical information was restated to reflect the accounting for discontinued operations.

(c)
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

Overview

        We are a leading developer and provider of enterprise learning solutions for companies, government agencies and educational institutions. We design, develop, market, license and support an integrated suite of enterprise software products and related services that allow our customers to cost-effectively create, personalize and manage the delivery of learning and knowledge content. Our flagship product, the Aspen Enterprise Productivity Suite, combines collaborative content development, comprehensive learning management and virtual classroom systems into a single, integrated product suite with a unified architecture and user experience. We provide our products and services to customers across a broad range of industries including financial services, accounting, healthcare, insurance, technology, manufacturing, telecommunications, transportation, utilities, government and education.

        We report revenue in three separate categories related to the different components of our business:

  •
  Platforms revenue includes software licenses, subscription and hosting fees, implementation, customization, consulting, training and support related to the Aspen suite, our Ingenium learning management system, which is the precursor product to the Aspen Learning Management Server, and our e-Learning Network, which is no longer offered to new customers.

  •
  Tools revenue includes software licenses, technical support and training related to our ToolBook line of products.

  •
  Content Services revenue includes the placement of Click2learn personnel at customer sites on a time and material basis, the resale of third party off the shelf training content and license and hosting fees for our Rapid e-Learning Development System, which is no longer offered to new customers. During 2002 we discontinued our custom content development business, which had been the primary source of revenue from Content Services in prior years. Current and prior years' revenue and expenses for this portion of the business have been reclassified as income or loss from discontinued operations.

Critical Accounting Policies and Estimates

        Our critical accounting policies and estimates are as follows:

  •
  Revenue recognition

  •
  Estimating allowances for sales returns and the allowance for doubtful accounts

  •
  Valuation of goodwill

        Revenue Recognition.    We recognize revenue pursuant to the requirements of Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software.

        For all sales, we use either a binding purchase order or signed agreement, depending on the nature of the transaction, as evidence of an arrangement. Sales through our significant resellers are evidenced by a master agreement governing the relationship.

        For software license fees in single element arrangements and multiple element arrangements, which do not include customization or consulting services, delivery typically is deemed to occur when the product is shipped to customers.

        At the time of each transaction, we assess whether the fee associated with our revenue is fixed and determinable and whether or not collection is probable. We assess whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our normal payment terms, based upon a variable matrix such as a minimum level of distribution or subject to refund (other than refunds for warranty claims or our uncured defaults), we account for the fee as not being fixed and determinable. In these cases, we defer revenue and recognize it when it becomes due and payable.

        We assess the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. We do not request collateral from our customers. If we determine at the time of the transaction that collection of a fee is not probable, we defer revenue until the time collection becomes probable, generally when payment is received.

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

        We recognize revenue from non-refundable minimum royalty agreements from distributors or resellers upon delivery of product to the distributor or reseller, provided no significant obligations remain outstanding and the conditions of SOP 97-2 have been met. If minimum royalties are exceeded, the additional royalties are recognized as revenue when earned, based on the contractual reporting obligations.

        Revenue from subscription licenses, hosting agreements and support agreements is recognized on a straight-line basis over the life of the contract.

        Allowances for Sales Returns and Doubtful Accounts.    The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Specifically, we must make estimates of future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing reserves for sales returns and the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates. Similarly, we must make estimates of the uncollectability of our accounts receivable. We specifically analyze accounts receivable greater then 90 days and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

        During 2002 we discontinued our custom content development business. Since the discontinuation of our custom content development business, the primary focus of our business and source of our revenue has been the sale of licenses and services related to the Aspen suite. This revenue is reported in the Platforms category. We believe that the current public market value ascribed to Click2learn is entirely based on our continuing operations, primarily the Aspen suite and the perceived future value that Aspen brings to Click2learn. At a minimum we view our market capitalization as our fair value. The goodwill on our books pertains to the acquisition of IntelliPrep in 2000. IntelliPrep's technology enabled us to complete Aspen 1.0 and as a result we view the value ascribed to Aspen to be an indication of whether the related goodwill from the IntelliPrep acquisition is impaired. Throughout 2002 our market capitalization has continually exceeded our carrying value, therefore we did not undertake further impairment testing.

Results of Operations

        In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-lived Assets, the financial statements and management's discussion and analysis present results from continuing operations with revenue and expenses related to our custom content development business for 2002 and prior years presented as income (loss) from discontinued operations. See "Income (Loss) from Discontinued Operations" for additional information regarding the discontinuance of the custom content development business and the amount of revenue and costs that have been reclassified to income (loss) from discontinued operations.

        The following table presents our results of continuing operations as a percentage of total revenue for the periods indicated.

Statement of Operations Data:	2000	2001	2002
Revenue:
Platforms	49.0%	67.4%	76.6%
Tools	33.7	22.4	14.1
Content services	17.3	10.2	9.3

Total revenue	100.0	100.0	100.0

Cost of revenue:
Platforms	7.5	11.3	18.2
Tools	7.1	5.0	3.6
Content services	15.3	9.2	8.1

Total cost of revenue	29.9	25.5	29.9

Gross margin	70.1	74.5	70.1

Operating expenses:
Research and development	37.4	28.4	28.3
Sales and marketing	80.5	59.4	54.5
General and administrative	26.0	20.7	19.7
Employee severance	0.0	0.0	1.5
Amortization of goodwill	0.0	1.4	0.0

Total operating expenses	143.9	109.9	104.0

Loss from continuing operations	(73.8)	(35.4)	(33.9)

Other income (expense):
Other income (expense), net	3.9	0.6	0.0
Equity in losses of affiliate	(2.0)	(1.2)	(0.6)

Total other income (expense)	1.9	(0.6)	(0.6)

Net loss from continuing operations	(71.9)%	(36.0)%	(34.5)%

Income (loss) from discontinued operations	6.1	(26.7)	(24.9)

Net loss	(65.8)%	(62.7)%	(59.4)%

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

        Revenue.    Our total revenue from continuing operations decreased 2% from $31.2 million in 2001 to $30.5 million in 2002. The decrease was attributable to decreases in Tools and Content Services revenue, offset by growth in Platforms revenue. The following table sets forth for the periods indicated the year over year percentage revenue growth or decline from continuing operations for each category of revenue. See Item 6 for a report of these trends in absolute dollars.

	Years Ended December 31,
	2001	2002
Revenue growth (decline):
Platforms	68%	11%
Tools	(19)%	(39)%
Content services	(28)%	(11)%
Total revenue growth (decline)	22%	(2)%

        Platforms revenue includes revenue from software licenses and services associated with our Aspen suite, which combines collaborative content development, comprehensive learning management and virtual classroom systems into a single, integrated product suite with a unified architecture and user experience. The Aspen suite has been and will continue to be the primary focus of our research and development ("R&D") and sales and marketing efforts. Platforms revenue increased 11% from $21.0 million in 2001 to $23.3 million in 2002. This increase was attributable primarily to the fact that we had our first full year of Aspen sales in 2002. Although Platforms revenue increased, we believe that Aspen sales in 2002 were negatively impacted by the weak economy generally and decreased spending in the enterprise software and technology sectors in particular. We believe that Platforms revenue in 2003 will continue to be subject to general economic conditions and overall spending levels in the technology and enterprise software sectors and that the overall economy and spending in these sectors will continue to be uncertain during 2003.

        The Tools category includes revenue from software licenses and services associated with our ToolBook products. As a result of our continued focus on the Aspen platform, Tools revenue has continued to decline as a percentage of our total revenue and in absolute revenue dollars. Tools revenue declined 39% from $7.0 million in 2001 to $4.3 million in 2002 as a result of our continued focus on the Aspen platform and a decline in the market for desktop authoring software. We do not anticipate significantly increasing our Tools-related R&D or sales and marketing expenditures from their current levels in the near term. As a result we do not expect Tools revenue to increase and believe it is likely to continue to decline.

        Content Services revenue from continuing operations includes revenue from temporary placement of Click2learn staff on a time and material basis at customer sites, the resale of third party off the shelf training content, and license and hosting fees for our Rapid e-Learning Development System. Previously, revenue from our custom content development business had been included in this category. Content Services revenue from continuing operations declined 11% from $3.2 million in 2001 to $2.8 million in 2002, primarily as a result of overall lower hiring levels for flexible staffing due to the weak economy. We do not anticipate devoting significant sales and marketing resources to this segment and as a result we do not expect Content Services revenue to increase and believe it is likely to continue to decline.

        Cost of Revenue.    Though revenue from continuing operations decreased in 2002, total cost of revenue from continuing operations increased 14% from $8.0 million in 2001 to $9.1 million in 2002, and total gross margin from continuing operations decreased 8% from $23.2 million in 2001 to $21.4 million in 2002. The reduction in gross margin was due primarily to an increase in cost of Platforms revenue resulting from larger implementation services engagements, which increase the higher cost services component of Platforms revenue relative to software licenses. This increase was partially offset by decreases in the cost of revenue for Tools and Content Services.

        The following table sets forth for the periods indicated, the costs as a percentage of associated revenue from continuing operations for each category of revenue reported. See Item 6 for a report of these trends in absolute dollars.

	Years Ended December 31,
	2000	2001	2002
Cost as a percent of revenue:
Platforms	15.2%	16.8%	23.8%
Tools	21.2%	22.1%	25.2%
Content services	88.4%	90.5%	87.0%

        Platforms cost of revenue are primarily labor costs associated with software implementations and to a lesser extent packaging and CD replication costs associated with software license sales. Cost of revenue increased 57% from $3.5 million in 2001 to $5.6 million in 2002. The increase in costs was attributable to increased client demand for the Aspen platform and a trend toward larger Aspen license sales, which require larger implementation services engagements relative to license fees to assist these clients with the installation and customization of Aspen. In addition, because implementation services tend to lag behind license sales, in 2002 we experienced an increase in the Aspen implementation services relative to Aspen licenses sales as we implemented licenses sold in the second half of 2001 following the initial release of the Aspen platform. If the size of and complexity of Aspen license implementations continues to grow, services may continue to become a greater portion of total Platform revenue and cost as a percent of revenue would continue to increase.

        Tools cost of revenue are primarily labor associated with training customers on the use of Toolbook and packaging, royalties and CD replication costs associated with software license sales. Tools costs declined 30% from $1.5 million in 2001 to $1.1 million in 2002. The primary reason for the decline was the decrease in Tools revenue and the fact that lower cost software license revenue made up a smaller portion of overall Tools revenue.

        Content Services cost of revenue from continuing operations consist primarily of labor costs associated with temporary staff placements and royalties payable to the publishers of third party off-the-shelf content. Content Services costs declined 14% from $2.9 million in 2001 to $2.5 million in 2002. The primary reason for the decline was the decrease in Content Services revenue generally, and in lower cost third party content licensing relative to employee placements.

Operating Expenses.

        Research and Development.    Research and development expenses include expenses associated with the development of new products and new product versions and consist primarily of salaries, amortization of purchased software, depreciation of development equipment, supplies and overhead allocations. Research and development expenses decreased 3% from $8.9 million in 2001 to $8.6 million in 2002. This decrease was due primarily to cost control measures implemented in third and fourth quarters of 2002. Research and development expenses as a percentage of total revenue from continuing operations remained unchanged at 28% in 2001 and 2002. In 2003, we expect research and development expenses to decrease in absolute dollars and as a percentage of revenue from continuing operations as cost control measures implemented in the second half of 2002 impact the full year results.

        Sales and Marketing.    Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales commissions, travel, advertising, public relations, seminars, trade shows and other marketing literature and overhead costs. Sales and marketing expenses decreased 10% from $18.5 million in 2001 to $16.6 million in 2002. The decrease was due primarily to headcount reductions resulting from cost control measures implemented in the second half of 2002. Sales and marketing expenses as a percentage of total revenue from continuing operations decreased from 59% in 2001 to 54% in 2002. In 2003, we expect sales and marketing to decrease in absolute dollars and as a percentage of revenue from continuing operations as cost control measures implemented in the second half of 2002 impact the full year results.

        General and Administrative.    General and administrative expenses consist primarily of salaries and other personnel-related expenses for administrative, executive and finance personnel as well as outside advisors. General and administrative expenses decreased 7% from $6.5 million in 2001 to $6.0 million in 2002. The reduction was due to lower overall headcount, which reduced administrative requirements, and other cost control measures adopted in the second half of 2002. General and administrative expenses as a percentage of total revenue from continuing operations decreased from 21% in 2001 to 20% in 2002. In 2003, we expect general and administrative expenses to decrease in absolute dollars and as a percentage of revenue from continuing operations as cost control measures adopted in the second half of 2002 impact the full year results.

        Amortization of Goodwill.    Amortization of goodwill relates to the amortization of excess purchase price over the fair value of identifiable tangible and intangible assets acquired in acquisitions recorded using the purchase method of accounting. Goodwill amortization was $0 during 2002 as compared to $433,000 for 2001. As of January 1, 2002, we adopted Financial Accounting Standard Board Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized, but be subject to an annual impairment test. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. At December 31, 2002 we determined through our annual impairment test that the value of our goodwill was greater than our carrying value. As a result no impairment charges were recorded.

        Other Income (Expense).    Interest income, net, on cash and cash equivalents in 2002 was $10,000 as compared to $107,000 in 2001. The reduction was due primarily to lower cash balances and reduced interest rates in 2002. In April 2000, we established a joint venture with SOFTBANK Media & Marketing Corp. and SOFTBANK Forums Japan, Inc. creating Click2learn Japan K.K. We account for our portion of the joint venture's operating results under the equity method. In 2002 we recorded a loss of $200,000 as compared to $400,000 in 2001. The remaining value of our investment at December 31, 2002 was approximately $269,000. We anticipate in the near term our portion of the joint venture's losses will remain at current levels or decline slightly. We do not have obligations to provide future financing.

        Income (Loss) from Discontinued Operations.    In the first quarter of 2002 we sold certain assets of our custom content development business, including equipment and a customer list to NIIT. These assets were sold pursuant to an Asset Purchase Agreement for $1 million, resulting in a gain of $927,000 based on the book value of those assets. As a part of the transaction, NIIT acted as a subcontractor to complete work in process and will be our primary strategic partner for custom content development services. In this regard we will refer custom content development work to NIIT, which will contract directly with customers to complete the work. If certain targets for the referral or contracting of custom content are attained, NIIT will pay us up to an additional $2 million in cash at the end of 2003. As of December 31, 2002 we had not yet attained levels to earn a partial payment of additional amounts. In addition, we will receive a commission on certain business referred to NIIT through 2004. These commissions will be included in the Content Services revenue category.

        The sale to NIIT did not include any assets related to our contract to provide custom content development services for the Washington Army National Guard ("WANG"). At the time of the sale to NIIT, we intended to continue to provide these services to the WANG. However, the WANG Contract differed from our typical custom content development contract in the following important ways:

  •
  the contract did not provide for invoicing upon achievement of defined tasks over the term of the contract; rather invoicing was subject to acceptance of each completed curriculum;

  •
  the content was simpler to develop, but each curriculum was much longer (generally in excess of 100 hours, rather than the more typical 30 to 50 hours);

  •
  we did not contract with the WANG directly, but rather through a subcontract to a government contractor.

        This contract structure required us to fully fund the development through completion of the longer curriculum with no interim progress payments and further delayed payment once invoiced since payments were made by the WANG to the contractor, which then paid us within 15 days of receiving payment. Because of the demands this contract placed on our working capital, we negotiated with the WANG to allow us to terminate the contract and transition the work to the prime contractor. As a part of these negotiations, we agreed to forfeit our rights to approximately $4.5 million of work performed in return for allowing the early contract termination. Upon termination of the WANG contract, we had ceased all operations in connection with our custom content development business and began presenting the results of that business as discontinued operations.

        Results related to our custom content development business for the current year and all prior periods have been reclassified as income (loss) from discontinued operations. For the year ended December 31, 2002, we reclassified $248,000 of revenue, $2.7 million of costs related to revenue, $6.1 million of expenses, and $927,000 of other income as a combined loss from discontinued operations of $7.6 million. The bulk of these expenses reflect the termination costs for personnel, facilities and the WANG contract during the first and third quarters of 2002. For the period ended December 31, 2001, $13.9 million of revenue, $13.5 million of costs related to revenue and $8.7 million of expenses have been reclassified as a loss from discontinued operations of $8.3 million.

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

        Revenue.    Our total revenue from continuing operations increased 22% from $25.5 million in 2000 to $31.2 million in 2001. Growth was attributable to our focus on the Platforms portion of our business and the release of the Aspen suite, which was officially launched in the third quarter of 2001. Platforms revenue increased 68% from $12.5 million in 2000 to $21.0 million in 2001, with higher overall Platform revenue in the last two quarters of 2001 as a result of the release of the Aspen suite. Offsetting the growth of our Platforms business in 2001 were declines in Tools and Content Services revenue. Tools revenue declined 19% from $8.6 million in 2000 to $7.0 million in 2001, while Content Services revenue from continuing operations declined 28% from $4.4 million in 2000 to $3.2 million in 2001.

        Cost of Revenue.    Total cost of revenue from continuing operations increased 5% from $7.6 million in 2000 to $8.0 million in 2001. The increase was due primarily to higher Platforms revenue as a percentage of total revenue in 2001. As a result of the increased Platforms revenue, total gross margin from continuing operations improved from 70.1% in 2000 to 74.5% in 2001. On a category by category basis, Platforms cost of revenue increased 86% from $1.9 million in 2000 to $3.5 million in 2001, Tools cost of revenue decreased 15% from $1.8 million in 2000 to $1.5 million in 2001 and Content Services cost of revenue decreased 26% from $3.9 million in 2000 to $2.9 million in 2001. The increase in cost of Platforms revenue was due to increased revenue from the release of Aspen. The decreases in Tools and Content Services costs resulted primarily from decreased revenue in those categories.

Operating Expenses.

        Research and Development.    Research and development expenses decreased 7% from $9.5 million in 2000 to $8.9 million in 2001. This decrease was due to elimination of incremental spending on the e-Learning Network platform offset by higher expenditures for Aspen product development. Research and development expenses as a percentage of total revenue from continuing operations decreased from 37% in 2000 to 28% in 2001.

        Sales and Marketing.    Sales and marketing expenses decreased 10% from $20.5 million in 2000 to $18.5 million in 2001. The decrease was due primarily to the inclusion of a $2.1 million charge in 2000 to accelerate all remaining costs from a three-year co-marketing agreement with Go2Net, Inc. Excluding the one-time charge, sales and marketing costs were comparable. Sales and marketing expenses as a percentage of total revenue from continuing operations decreased from 81% in 2000 to 59% in 2001. Excluding the 2000 charge, sales and marketing as a percent of revenue from continuing operations decreased from 72% in 2000 to 59% in 2001.

        General and Administrative.    General and administrative expenses decreased 3% from $6.6 million in 2000 to $6.5 million in 2001. The slight reduction was due to lower overall headcount, which reduced administrative requirements. General and administrative expenses as a percentage of total revenue from continuing operations decreased from 26% in 2000 to 21% in 2001.

        Amortization of Goodwill.    Amortization of goodwill was $433,000 for 2001 as compared to $0 for 2000. The amortization of goodwill in 2001 related to the acquisition of IntelliPrep. The amortization expense of $1.1 million in 2001 and $946,000 in 2000, which is related to the custom content development business, has been reclassified as income (loss) from discontinued operations. In addition, we wrote-off $7.6 million of unamortized goodwill from our acquisitions of Oakes Interactive, Inc., TopShelf Multimedia, Inc., Acorn Consulting, Inc., Communication Strategies, Inc., Strategic Systems Associates, Inc., Graham-Wright Interactive, Inc., 3 Dog Multimedia, Inc. and other small custom development companies acquired over the past years in the fourth quarter of 2001. This impairment charge has been reclassified as income (loss) from discontinued operations.

        Other Income (Expense).    Interest income, net, on cash and cash equivalents in 2001 was $107,000 as compared to $981,000 in 2000. Our portion of Click2learn Japan K.K.'s operating loss under the equity method was $400,000 in 2001 and $510,000 in 2000.

        Income (Loss) from Discontinued Operations.    Due to the discontinuation of our custom content development business in 2002, all results related to our custom content development business have been reclassified as income (loss) from discontinued operations. For the year ended December 31, 2001, we reclassified $13.9 million of revenues, $13.5 million of costs related to revenue and $8.7 million of expenses as a loss from discontinued operations of $8.3 million and for the year ended December 31, 2000, we reclassified revenues of $17.1 million, costs related to revenue of $14.6 million and $946,000 of expenses as income from discontinued operations of $1.5 million.

Adoption of Accounting Standards

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies certain criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. The provisions of SFAS 141 were adopted effective July 1, 2001. No business combinations were completed during the period July 1, 2001 to December 31, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through December 31, 2001.

        As of January 1, 2002, we had identified intangible assets, consisting of acquired technology and goodwill, net of accumulated amortization. Upon adoption of SFAS 142, we ceased amortizing goodwill. During the quarter ended March 31, 2002, we completed our transitional goodwill impairment test. Based upon our analysis, there was no impairment of goodwill upon adoption of SFAS 142 on January 1, 2002. We performed our annual impairment test during the fourth quarter of 2002, and again determined that goodwill was not impaired. In addition, we reviewed the useful lives of our identifiable intangible assets and determined that the original estimated lives of 3 to 5 years remain appropriate.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes certain provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions and supersedes SFAS 121. We adopted SFAS 144 as of January 1, 2002. The adoption of SFAS 144 did not affect our consolidated financial position or results of operations as of January 1, 2002. The broadened definition of discontinued operations within SFAS 144 has affected the presentation and disclosure of our results of operations for the year ended 2002 and prior years presented for comparison.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations. SFAS 143 would require us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. We would also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, we adjust the obligation at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We are required to adopt SFAS 143 as of January 1, 2003. The adoption of SFAS 143 is not expected to have a material effect on our financial statements.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends Statement No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS 145 is not expected to have a material effect on our financial statements.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on our financial statements.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 and are not expected to have a material effect on our financial statements.

        In November 2002, the EITF reached a consensus on Issue No. 00-21 ("EITF 00-21"), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a material impact on our financial position and results of operations.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends FASB Statement No. 123 ("Statement 123"), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require more prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, FIN 46 applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of FIN 46 is not expected to have a material effect on our financial statements. FIN 46 requires certain disclosures in our financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Liquidity and Capital Resources

        At December 31, 2002, our principal source of liquidity was $10.8 million of accounts receivable, down from $19.4 million on December 31, 2001. $4.5 million of this decrease was the result of write-offs of receivables related to the discontinuance of our custom content development business, while the remainder of the decrease resulted from lower revenue during 2002 and the conversion of receivables into cash through collection efforts. We believe our risk on current Platform-related receivables is low given the general financial strength of our customers. As of December 31, 2002, we had one significant account, a receivable of approximately $500,000 from an international customer, over 90 days past due for which we believe collectbility is at risk. As a result we have elected to increase our bad debt reserve for this account. At December 31, 2002 we had no other collectibility or billing problems with any major customers or classes of customers.

        Although we have not made any significant changes in our payment terms, as a result of the discontinuance of our custom content development business we are able to collect more quickly on our receivables generally than in prior periods, when a significant portion of our revenue was from custom content development contracts. This is because a typical custom development contract was invoiced on the achievement of contract milestones, although revenue was recognized using the percentage of completion method as the services were performed. As a result, there was often significant time elapsed between the performance of the services and invoicing the client. Thus, the receivables from such contracts remained uncollected for longer periods than those from software licenses or other services. We expect the majority of our accounts receivable to be collected within 90 days. While we expect to be able to collect on our receivables more quickly going forward, we may offer extended payment terms to customers in certain circumstances from time to time. To the extent that we offer such extended payment terms, they will result in a longer collection period for accounts receivable and slower cash inflows from operations.

        At December 31, 2002, we had cash and cash equivalents totaling $3.6 million, down from $9.6 million at December 31, 2001. The decrease in cash was due primarily to uses of cash for operating expenses and for investment purposes. To date, we have had negative cash flows from operating activities on an annual basis. Net cash used by operating activities was $12.4 million, $13.4 million and $6.2 million in 2000, 2001 and 2002, respectively.

        Cash used in operating activities declined significantly throughout 2002, and in the fourth quarter of 2002 we generated approximately $33,000 of positive cash flow from operating activities. This trend is the result of discontinuing our custom content development operations as well steps we took in the second half of 2002 to significantly reduce costs. As a result, we believe we can generate positive cash flow from operations at currently anticipated revenue levels and revenue mix. Based on these trends, we anticipate that our cash and cash equivalents will be sufficient to meet our working capital needs and capital expenditures for at least the next 12 months. However, we will continue to monitor our cash and liquidity and will seek additional financing or make additional expense reductions if it becomes required.

        Net cash used in investing activities was $2.0 million, $2.8 million and $2.0 million in 2000, 2001 and 2002, respectively. Net cash used in investing activities in 2000 and 2001 was primarily the result of capital expenditures and investments in Click2learn Japan K.K. Net cash used in investing activities in 2002 was primarily the result of capital expenditures and a purchase of technology for $2.7 million, offset by $1.0 million provided by the sale of certain assets used in our custom content development business to NIIT. As of December 31, 2002, we had no material commitments for capital expenditures and had commitments under non-cancelable operating leases with terms in excess of one year of $7.4 million through 2008.

        Cash provided by financing activities was $10.5 million, $10.5 million and $2.3 million in 2000, 2001 and 2002, respectively, resulting primarily from a private placement of common stock and warrants with Marshall Capital Management, Inc. in 2000; a private placement of common stock and warrants managed by Jefferies & Company, Inc. in 2001 and draws against the Silicon Valley Bank credit facility in 2002. Cash provided by financing activities also includes amounts received from exercise of employee stock options and purchases under our Employee Stock Purchase Plan. Cash used for payments on debt was $4,000, $87,000 and $2.5 million in 2000, 2001 and 2002, respectively.

        In December 2002 we consolidated our existing $4 million working capital line of credit and $1 million term loan facility with Silicon Valley Bank into a new $10 million working capital line. Under the new facility we will continue to repay the remaining balance of the term loan in accordance with the original terms (monthly payments of $41,666.67 plus interest ending October 1, 2003), but the unpaid balance of the term loan will not be available for new loans under the line of credit. The term loan and the working capital line will bear interest at the greater of Silicon Valley Bank prime rate plus 2.25% or 7.0% and have minimum monthly interest of $8,500 per month regardless of the loan balances. The amount available under the line of credit as of March 1, 2003 is 65% of our eligible accounts receivable. The credit facility is collateralized by a security interest in all of our assets. Covenants in the loan agreements include restrictions on our ability to pay dividends or make other distributions, make acquisitions or investments, merge or consolidate with others or dispose of assets, as well as financial covenants limiting the amount of net losses during any three-month period and requiring us to maintain certain levels of minimum tangible net worth. The failure to meet those covenants could prevent us from accessing the working capital line and result in the acceleration of any balances under the working capital line and term loan. If not renewed the working capital line terminates and any advances made are due on December 6, 2004. At December 31, 2002, we had a balance of $417,000 on the term loan facility and $2.2 million on the working capital line. Moreover, because the amount available for borrowing under our agreement is based on our eligible accounts receivable, we may from time to time become over-advanced under the line of credit if our eligible accounts receivable decrease, either because they have been collected but not applied against the existing obligations or because they have become ineligible under the terms of the agreement. In such a case we may be required to immediately repay a portion of the amount borrowed sufficient to bring the total amount owed to no more than the total availability under the loan facility.

        This amount may be adjusted up or down based on a quarterly analysis by the bank of our eligible accounts receivable. Eligible accounts receivable are those accounts receivable that the bank determines in its good faith business judgment to include in the borrowing base. Certain accounts, such as accounts that are over 90 days past due, unbilled receivables and foreign or government accounts, are not currently eligible. Although we may take steps to include foreign and governments accounts in our borrowing base, there is additional cost involved and we have not deemed it necessary to do so to date. As a result of this limitation on eligible accounts, the entire $10 million is not currently available to us under the line of credit and the entire $10 million may not become available in the future.

        We anticipate that as a result of the discontinuance of our custom content development business and the steps we have taken to reduce expenses our business will be cash flow positive at currently anticipated revenue levels and revenue mix during 2003. However, we cannot assure you that anticipated revenue levels will be achieved and that our business will generate the cash needed to finance our operations. Our long-term liquidity will be affected by numerous factors, including demand for our Aspen platform, the level and timing of revenue, the collection of our receivables, the availability of our line of credit, the extent to which we raise additional funds from investors, the timing and extent to which we invest in new technology, the expenses of sales and marketing and new product development, the extent to which competitors are successful in developing their own products and services and increasing their own market share, acquisitions of businesses or technologies and other factors. To the extent that our existing capital resources are insufficient to fund our activities, we may need to raise additional funds. Such additional funding, if needed, may not be available on attractive terms or at all. If adequate funds are not available on acceptable terms, we may be required to make further expense reductions, which could significantly restrict our operations and limit our ability to enhance our products, fund expansion, respond to competitive pressures or take advantage of business opportunities.

        We had the following contractual commitments and obligations at December 31, 2002 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term debt	$2,578	$2,578	$—	$—	$—
Capital lease obligations	14	14	—	—	—
Operating leases	7,359	1,558	2,841	2,141	819
Other long-term obligations	1,026	121	880	25	—

Total contractual cash obligations	$10,977	$4,271	$3,721	$2,166	$819

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

  •
  the timing of revenue and expense recognition; and

  •
  recognition of impairment of existing assets.

        Our future revenue is difficult to predict and we may not be able to adjust spending in response to revenue shortfalls. Our limited operating history with our current enterprise learning solutions and the emerging nature of the enterprise learning market make prediction of future revenue and expenses difficult. Expense levels are based, in part, on expectations as to future revenue and largely are fixed in the short term. If we are unable to predict future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

Our business may not generate the cash needed to finance our operations, and for that and other reasons we may need additional financing in the future, which we may be unable to obtain.

        Although our business generated positive cash flow in the fourth quarter of 2002 and we expect to generate positive cash flow from operations at currently anticipated revenue levels and revenue mix during 2003, we may not achieve expected revenue levels and our business may not achieve or maintain positive cash flow. If our business does not generate the cash needed to finance our operations, we may need to take steps to restrict our operations in order to conserve existing cash. In addition, poor financial results or unanticipated expenses could give rise to additional financing requirements. We may be unable to obtain financing on terms favorable to us, or at all. If we need to obtain financing and adequate funds are not available or are not available on acceptable terms, we may be required to make further expense reductions, which could significantly restrict our operations and limit our ability to enhance our products, fund expansion, respond to competitive pressures or take advantage of business opportunities.

A deterioration of general economic conditions may materially and adversely affect our business.

        Our revenue is subject to fluctuation as a result of general economic conditions and overall spending in the technology and enterprise software sectors. A significant portion of our revenue is derived from the sale of products and services to large companies or government agencies, which historically have reduced their expenditures for enterprise software applications during economic downturns. In recent quarters, our sales force has experienced increased delays, cancellations or reductions in scope of sales opportunities as a result of the downturn in the economy. War or acts of terrorism may cause the economy to weaken further, which could result in organizations further delaying, canceling, or reducing capital expenditures generally and spending on enterprise software applications in particular. Such delays, cancellations or reductions could adversely affect our business.

We have a history of losses and may have continued losses in the future.

        We incurred a net loss of approximately $18.1 million in 2002. Although our business generated positive cash flow in the fourth quarter of 2002, we have not yet achieved profitability and may not do so during 2003. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

The enterprise learning software market is in the early stages of development and may not grow to a sufficient size or at a sufficient rate to sustain our business.

        The enterprise learning software market is in the early stages of development, and may not grow to a sufficient size or at a sufficient rate for our business to succeed. Corporate training and education historically have been conducted primarily through classroom instruction. Although technology-based training applications have been available for many years, they currently account for only a small portion of the overall corporate learning market. Accordingly, our success will depend on the extent to which companies implement enterprise learning software solutions for the design, development, delivery and management of their corporate learning needs.

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

We have a limited operating history with the Aspen suite, which makes it difficult to predict our future performance.

        The primary focus of our business is and throughout 2003 will continue to be the Aspen suite. We released the first version of the Aspen suite in September 2001 and released the first major upgrade in September 2002. Accordingly, we have a limited operating history on which to evaluate our current business and future prospects. Our limited operating history with the Aspen suite makes it difficult to predict our future performance and may not provide investors with a meaningful basis for evaluating an investment in our common stock.

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

  •
  successfully implement our enterprise learning software for our customers and generate continuing revenue from those customers; and

  •
  address and establish new technologies and technology standards.

We face intense competition from other enterprise learning software providers and may be unable to compete successfully.

        The enterprise learning software market is highly fragmented and competitive, with no single firm accounting for a dominant market share. Our competitors vary in size, scope and the breadth of products and services offered. We face competition from:

  •
  other developers of enterprise learning systems;

  •
  providers of other enterprise software solutions;

  •
  large professional consulting firms and in-house IT departments; and

  •
  developers of web authoring tools.

        There are relatively low barriers to entry in the enterprise learning market and new competitors may enter this market in the future. Increased competition may result in price reductions, reduced gross margins and loss of market share. We may not be able to contend effectively with such increased competition. In particular, vendors of other enterprise software applications such as enterprise resource planning, human resource management or customer relationship management have begun to offer learning delivery and management functionality to extend their current product lines within their existing customer base. Although these offerings may not offer the same functionality as our Aspen suite, bundling these offerings with the remainder of their solutions could diminish our ability to sell our products and services to their customers and announcements by these companies of future products could delay purchasing decisions by their customers and our prospects, either of which could adversely affect our business.

        Certain of our existing and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources and therefore may be able to respond more quickly to new or changing opportunities, technologies, standards and customer requirements or to compete more aggressively on pricing. Price competition would likely result in reduced gross margins and may prevent the Aspen suite from yielding results sufficient for our business to succeed.

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

        We rely extensively on independent partners in foreign countries to help conduct our international operations and sales and marketing efforts. Our success in international markets consequently will depend to a large degree on the success of these independent partners, over which we have little control. If they are unwilling or unable to dedicate sufficient resources to our relationships, our international operations will suffer.

        We rely on our operations in Hyderabad, India to enable us to complete customer implementation projects and new releases of the Aspen suite on time and within our established budgets. Should our operations in Hyderabad be disrupted for any significant period of time, it could prevent us from completing customer implementations or new releases of the Aspen suite in a timely manner, which could cause our business to suffer.

        Our efforts in Hyderabad and elsewhere abroad are subject to a number of risks inherent in international operations, including:

  •
  diversion of management attention;

  •
  difficulties and costs of staffing and managing foreign offices;

  •
  different learning styles and cultures;

  •
  numerous and potentially conflicting regulatory requirements;

  •
  export controls, import tariffs and other barriers to trade;

  •
  changes in laws or governmental policies;

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

  •
  incur debt with parties other than Silicon Valley Bank;

  •
  pay dividends, redeem or repurchase our stock or make other distributions;

  •
  make acquisitions or investments;

  •
  engage in new or different businesses;

  •
  change our capital structure;

  •
  use assets as security in other transactions;

  •
  enter into transactions with affiliates or outside the ordinary course of business;

  •
  merge or consolidate with others or acquire assets outside the ordinary course of business;

  •
  dispose of assets or use asset sale proceeds;

  •
  create liens on our assets; and

  •
  extend or guaranty credit.

        In addition, the terms of our indebtedness require that we meet certain financial covenants related to maximum net losses and minimum tangible net worth. The covenants governing our existing indebtedness restrict our operations and those of our subsidiaries, and these limitations could impair our ability to meet such financial covenants. In addition, our ability to meet these financial covenants and to comply with other provisions governing our indebtedness may be affected by changes in economic or business conditions or other events beyond our control. Moreover, failure to comply with our debt-related obligations could result in an event of default that, if not cured or waived, could result in an acceleration of our indebtedness. We are currently in compliance with these covenants, but we cannot assure you that we will not violate these covenants in the future. In the past, we had on occasion violated certain of the covenants under our prior loan agreements with Silicon Valley Bank and the bank waived those violations without cost to us. However, we cannot assure you that the bank will waive any future violations at no cost to us, or at all.

        Moreover, because the amount available for borrowing under our agreement is based on our eligible accounts receivable, we may from time to time become over-advanced under the line of credit if our eligible accounts receivable decrease, either because they have been collected but not applied against the existing obligations or because they have become ineligible under the terms of the agreement. In such a case we may be required to immediately repay a portion of the amount borrowed sufficient to bring the total amount owed to no more than the total availability under the loan facility.

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

        Our success also depends on our ability to attract, integrate, motivate and retain highly skilled technical, sales and marketing and professional services personnel. Competition for qualified personnel in the enterprise software industry is intense. To the extent we are unable to attract and retain skilled personnel our business will suffer.

Our Aspen suite is a new product and may contain defects or otherwise perform improperly.

        Our Aspen suite was initially released in September 2001, and the first major version upgrade was released in September 2002. We anticipate continuing to add new features, functionality and components. Complex enterprise software products frequently contain errors or failures, especially when first introduced or when new versions are released. Because the Aspen products are complex software packages with new features and functionality being added and new versions being released on a regular basis, there is a greater likelihood that they may contain such errors. In addition, since the Aspen suite is targeted at enterprise customers with large numbers of users, customers and potential customers may have a greater sensitivity to product defects or product integration than the market for software products generally. To date we have experienced errors in the Aspen platform, in particular when new versions or functionality is first released, although such errors have not had a material impact on our business and generally have been corrected shortly after discovery. Although we have not experienced this to date, serious product errors could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to our reputation, or increased service and warranty costs.

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

        We believe that establishing and maintaining the Click2learn and Aspen brands will be critical to the success of our enterprise learning strategy and that the importance of brand recognition will increase as the market for enterprise learning software products grows. If our brand building strategy is unsuccessful, our business could be materially harmed.

We face the risk of liability for failures to meet unique customer requirements, and the risk of cost overruns on fixed-price projects.

        The failure or inability to meet a customer's unique expectations or requirements in the performance of services could impair our reputation or result in a claim for damages, regardless of our responsibility for the failure. Although generally we attempt to limit contractually our liability for damages arising from product defects and other mistakes in rendering professional services, these contractual protections are not always obtained and may not be enforced or otherwise may not protect us from liability. Our insurance may not be sufficient to cover these claims. In addition, most of our professional services projects are performed on a fixed-price basis rather than on a time and materials basis. If we do not complete fixed-price engagements within budget, on time and to clients' satisfaction, we bear the risk of cost overruns.

Security and privacy breaches could subject us to litigation and liability.

        We host certain of our customers' enterprise learning software implementations at our data center and provide access to that software using the Internet. The Internet is a public network and data is sent over this network from many sources. Although we take reasonable steps in accordance with current industry practices to ensure the security of our hosting systems and customer data, computer viruses could be introduced into our systems or those of our customers, which could disrupt the operation of our hosting systems or make them inaccessible to users. We depend on Internet service providers and telecommunications companies and the efficient operation of their computer networks and other computer equipment to enable customers to access and use hosted software implementations. Each of these has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems, which could cause our customers to believe we were at fault and withhold payments due to us.

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

        The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended December 31, 2002, the price of our common stock ranged from $0.23 to $5.05 per share. Our stock price is subject to continued fluctuations in response to a number of factors, including:

  •
  actual or anticipated variations in quarterly operating results;

  •
  changes in financial estimates or recommendations by securities analysts;

  •
  conditions or trends in the learning and enterprise software markets;

  •
  announcements by us or our competitors of significant customer wins, technological innovations, new products or services;

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

        In addition, to maintain our listing the Nasdaq National Market we must continue to maintain a minimum bid price for our common stock of $1.00 per share or more. During 2002, our common stock traded below the $1.00 minimum bid requirement for a period of time such that we no longer met the continued listing criteria for the Nasdaq National Market. Although we have regained compliance with the listing criteria and are currently in good standing on the Nasdaq National Market, our minimum bid price has since dropped below the $1.00 minimum bid price for a period of time and may in the future do so again for a sufficient period of time that we do not meet the continued listing criteria.

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

        Interest Rate Risk.    We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents. We minimize risk by investing in financial instruments with maturity of three months or less. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2002, the fair value of cash and cash equivalents would not change by a material amount.

        Foreign Currency Exchange Risk.    We have foreign currency risk as a result of foreign subsidiary activities. For the year ended December 31, 2002, international revenue from foreign subsidiaries accounted for approximately 12% of total revenue. All foreign subsidiaries use the local currency as their functional currency.

        Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchanges rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the year ended December 31, 2002 was not material. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results. We have not hedged foreign exchange rates.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements, Supplementary Data, and Financial Statement Schedule

Page
Consolidated Financial Statements:
Independent Auditors' Report	35
Consolidated Balance Sheets as of December 31, 2001 and 2002	36
Consolidated Statements of Operations for the Years Ended December 31, 2000, 2001 and 2002	37
Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the Years Ended December 31, 2000, 2001 and 2002	38
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002	39
Notes to Consolidated Financial Statements	40
Supplementary Data (unaudited):
Quarterly Results (Note 18 of Notes to Consolidated Financial Statements)	60
Financial Statement Schedule:
Schedule II. Valuation and Qualifying Accounts	68

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Click2learn, Inc.:

We have audited the accompanying consolidated balance sheets of Click2learn, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the index at Item 15(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Click2learn, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as of January 1, 2002.

KPMG LLP

January 31, 2003
Seattle, Washington

CLICK2LEARN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	December 31,
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$9,553	$3,586
Accounts receivable, net of allowance for returns and doubtful accounts of $1,430 in 2001 and $927 in 2002	19,449	10,785
Inventories	62	49
Prepaid royalties and licenses	180	157
Other	1,010	1,570

Total current assets	30,254	16,147
Property and equipment, net	2,250	1,214
Goodwill	2,877	2,877
Intangible assets	3,184	4,636
Other	789	599

Total assets	$39,354	$25,473

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,617	$2,934
Accrued compensation and benefits	2,788	2,294
Deferred revenue	2,453	4,435
Short term debt	500	2,400
Other	1,019	1,184

Total current liabilities	9,377	13,247
Other noncurrent liabilities	417	—

Total liabilities	9,794	13,247

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; issued and outstanding no shares in 2001 and 2002	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding 24,104,009 shares in 2001 and 24,600,114 shares in 2002	242	246
Additional paid-in capital	241,769	242,570
Accumulated deficit	(211,894)	(230,008)
Deferred stock compensation	(5)	—
Accumulated other comprehensive loss	(552)	(582)

Total stockholders' equity	29,560	12,226

Total liabilities and stockholders' equity	$39,354	$25,473

See accompanying notes to Consolidated Financial Statements

CLICK2LEARN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2000	2001	2002
Revenue:
Platforms	$12,494	$21,046	$23,345
Tools	8,602	6,983	4,290
Content services	4,399	3,180	2,842

Total revenue	25,495	31,209	30,477
Cost of revenue:
Platforms	1,903	3,536	5,550
Tools	1,821	1,546	1,083
Content services	3,888	2,879	2,472

Total cost of revenue	7,612	7,961	9,105

Gross margin	17,883	23,248	21,372

Operating expenses:
Research and development	9,535	8,869	8,619
Sales and marketing	20,530	18,536	16,595
General and administrative	6,623	6,457	5,997
Amortization of goodwill	—	433	—
Employee severance	—	—	485

Total operating expenses	36,688	34,295	31,696

Operating loss from continuing operations	(18,805)	(11,047)	(10,324)

Other income (expense):
Other income, net	4	93	—
Interest income, net	981	107	10
Equity in losses of affiliate	(510)	(400)	(200)

Total other income (expense)	475	(200)	(190)

Loss from continuing operations	(18,330)	(11,247)	(10,514)

Income (loss) from discontinued operations	1,544	(8,334)	(7,600)

Net loss	$(16,786)	$(19,581)	$(18,114)

Amounts per share, basic and diluted:
Loss from continuing operations	$(1.08)	$(0.57)	$(0.43)
Income (loss) from discontinued operations	0.09	(0.42)	(0.31)

Net loss	$(0.99)	$(0.99)	$(0.74)

Weighted average common shares outstanding, basic and diluted	16,956	19,748	24,393

See accompanying notes to Consolidated Financial Statements

CLICK2LEARN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(In thousands, except share data)

	Preferred Stock Series A						Accumulated Other Comprehensive Income (Loss)
			Common Stock			Deferred Stock Compen- sation
					Additional Paid-In Capital			Accumulated Deficit	Comprehensive Loss
	Shares	Amount	Shares	Amount						Total
Balances at December 31, 1999	—	—	16,115,339	$162	$217,521	$(484)	$(317)	$(175,527)		$41,355
Stock options exercised	—	—	1,167,309	12	4,692	—	—	—	—	4,704
Amortization of deferred stock compensation	—	—	—	—	—	71	—	—	—	71
Forfeitures of deferred compensation	—	—	—	—	(341)	341	—	—	—	—
Sale of common stock and warrants, net of offering costs of $177	—	—	410,678	4	4,819	—	—	—	—	4,823
Exercise of common stock warrants	—	—	10,000	—	93	—	—	—	—	93
Common stock sold pursuant to the employee stock purchase plan	—	—	183,237	2	982	—	—	—	—	984
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(16,786)	(16,786)	(16,786)
Translation adjustments	—	—	—	—	—	—	(191)	—	(191)	(191)

Total comprehensive loss									$(16,977)

Balances at December 31, 2000	—	—	17,886,563	$180	$227,766	$(72)	$(508)	$(192,313)		$35,053
Stock options exercised	—	—	342,101	3	560	—	—	—	—	563
Amortization of deferred stock compensation	—	—	—	—	62	51	—	—	—	113
Forfeitures of deferred compensation	—	—	—	—	(16)	16	—	—	—	—
Common stock issued in business combinations	—	—	1,812,500	18	4,402	—	—	—	—	4,420
Sale of common stock and warrants, net of offering costs of $1,127	—	—	3,680,000	37	8,036	—	—	—	—	8,073
Exercise of common stock warrants	—	—	74,759	1	—	—	—	—	—	1
Common stock sold pursuant to the employee stock purchase plan	—	—	308,086	3	959	—	—	—	—	962
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(19,581)	(19,581)	(19,581)
Translation adjustments	—	—	—	—	—	—	(44)	—	(44)	(44)

Total comprehensive loss									$(19,625)

Balances at December 31, 2001	—	—	24,104,009	$242	$241,769	$(5)	$(552)	$(211,894)		$29,560
Stock options exercised	—	—	46,156	—	94	—	—	—	—	94
Amortization of deferred stock compensation	—	—	—	—	—	5	—	—	—	5
Issuance of common stock warrants	—	—	—	—	178	—	—	—	—	178
Common stock sold pursuant to the employee stock purchase plan	—	—	449,949	4	529	—	—	—	—	533
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(18,114)	(18,114)	(18,114)
Translation adjustments	—	—	—	—	—	—	(30)	—	(30)	(30)

Total comprehensive loss	—	—	—	—	—	—	—	—	$(18,144)

Balances at December 31, 2002	—	—	24,600,114	$246	$242,570	$—	$(582)	$(230,008)		$(12,226)

See accompanying notes to Consolidated Financial Statements

CLICK2LEARN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Continuing operations:
Net loss	$(18,330)	$(11,247)	$(10,514)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	1,728	2,505	2,252
Provision for returns and doubtful accounts	863	1,198	1,557
Write-off property and equipment	—	—	270
Stock compensation expense	71	113	5
Equity in loss from affiliate	510	400	200
Changes in assets and liabilities:
Accounts receivable	(2,802)	(5,583)	2,632
Inventories	11	130	13
Prepaid royalties and licenses	(142)	57	23
Receivables from related companies	(2)	3	(33)
Other current assets	1,446	(107)	(527)
Accounts payable	730	(665)	317
Accrued compensation and benefits	1,402	(1,020)	(494)
Deferred revenue	(6)	773	1,982
Other current liabilities	(411)	(336)	165

Net cash used in continuing operating activities	(14,932)	(13,779)	(2,152)

Discontinued operations:
Income (loss) from discontinued operations	1,544	(8,334)	(7,600)
Amortization expense	946	8,701	—
Accounts receivable forfeited	—	—	4,475
Gain on sale of assets	—	—	(927)

Net cash provided by (used in) discontinued operating activities	2,490	367	(4,052)

Net cash used in operating activities	(12,442)	(13,412)	(6,204)

Cash flows from investing activities:
Continuing operations:
Purchase of property and equipment	(1,462)	(1,935)	(3,011)
Payments related to acquisitions, net of cash acquired	—	(247)	—
Investment in affiliate	(740)	(639)	—
Other	159	(3)	(10)

Net cash used in continuing investing activities	(2,043)	(2,824)	(3,021)

Discontinued operations:
Proceeds from sale of assets	—	—	1,000

Net cash provided by discontinued activities	—	—	1,000

Net cash used in investing activities	(2,043)	(2,824)	(2,021)

Cash flows from financing activities:
Repayment of notes payable	(84)	—	—
Repayments on debt	(4)	(87)	(2,501)
Proceeds from borrowings	—	1,000	4,162
Proceeds from exercise of stock options	4,704	563	94
Net proceeds from sale of common and preferred stock and common stock warrants	5,900	9,036	533

Net cash provided by financing activities	10,516	10,512	2,288

Effect of foreign exchange rate changes on cash	(191)	(44)	(30)

Net decrease in cash and cash equivalents	(4,160)	(5,768)	(5,967)
Cash and cash equivalents at beginning of year	19,481	15,321	9,553

Cash and cash equivalents at end of year	$15,321	$9,553	$3,586

Supplemental disclosure of non cash activities:
Non cash acquisition of software	$690	$—	$—
Common stock issued in purchase business combinations	$—	$4,420	$—
Issuance of common stock warrants	$—	$—	$178

See accompanying notes to Consolidated Financial Statements

CLICK2LEARN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002

(1)    Summary of Significant Policies

  (a)    Description of Business

        Click2learn, Inc. ("Click2learn") develops, markets, distributes, and supports an integrated suite of enterprise learning software products. Click2learn's markets are worldwide and include a broad range of industries.

  (b)    Principles of Consolidation

        The accompanying consolidated financial statements include the financial statements of Click2learn and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in 20% to 50% owned companies, which has consisted only of Click2learn Japan, K.K., are accounted for using the equity method of accounting.

  (c)    Use of Estimates

        The preparation of financial statements requires management of Click2learn to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results may differ from these estimates.

  (d)    Cash and Cash Equivalents

        Cash and cash equivalents of $9,553 and $3,586 at December 31, 2001 and 2002, respectively, consist of overnight repurchase agreements and certificates of deposit with an initial term of less than three months. All highly liquid financial instruments purchased with a remaining maturity of three months or less at the date of purchase are reported as cash equivalents.

  (e)    Foreign Currency Translation

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

  (f)    Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is Click2learn's best estimate of the amount of probable credit losses in Click2learn's existing accounts receivable. Click2learn determines the allowance based on historical write-off experience by industry and national economic data. Click2learn reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Click2learn does not have any off-balance sheet credit exposure related to its customers.

  (g)    Concentration of Credit and Sales Risk

        Click2learn has a diverse customer base including customers in numerous industries and governmental organizations. Click2learn performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. For the year ended December 31, 2002, one customer accounted for 13.7% of total revenues from continuing operations and 12% of accounts receivable. For the years ended December 31, 2001 and 2000, no customer accounted for 10% or more of total revenues from continuing operations and accounts receivable.

  (h)    Inventories

        Inventories are stated at the lower of cost or market. Cost is determined principally using a first-in, first-out cost flow assumption.

  (i)    Financial Instruments

        At December 31, 2001 and 2002, the carrying values of financial instruments, such as cash and cash equivalents, trade receivables and accounts payable approximated their fair values based on the short-term maturities of these instruments. The carrying value of the bank term loan outstanding approximated fair value as the interest rate on the debt instrument is variable in nature and tied to prevailing market rates.

  (j)    Property and Equipment

        Property and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments.

        Depreciation is computed using the straight-line method over the estimated useful lives of three to seven years. Leasehold improvements are amortized over the lesser of the lease term or estimated useful life. Repairs and maintenance that do not improve or extend the lives of the respective assets are expensed in the period incurred. Total depreciation for the years ended December 31, 2001 and 2002 is $1,405 and $1,085, respectively, of which 28% and 30%, respectively, was recorded in cost of services, and 72% and 70%, respectively, was recorded in selling, general, and administrative expense.

  (k)    Goodwill and Other Intangible Assets

        Goodwill represents the excess of costs over fair value of assets of businesses acquired. Click2learn adopted the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for Impairment or Disposal of Long-Lived Assets.

        In connection with SFAS 142's transitional goodwill impairment evaluation, Click2learn performed an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, Click2learn was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, Click2learn would be required to perform the second step of the transitional impairment test. The second step, which requires a comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill was not required because the carrying amount of the reporting unit did not exceed its respective fair value.

        Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 15 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. Goodwill amortization in 2000 and 2001, prior to the adoption of SFAS 142, was $946 and $1,494. All other intangible assets were amortized on a straight-line basis from 3 to 5 years. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting Click2learn's average cost of funds.

  (l)    Impairment of Long-Lived Assets

        SFAS 144 provides a single accounting model for disposal of long-lived assets. SFAS 144 also changes the criteria for classifying an asset as held for sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. Click2learn adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not affect our consolidated financial position or results of operations as of January 1, 2002. The broadened definition of discontinued operations with SFAS 144 has affected the presentation and disclosure of our results of operations for the year ended 2002 and prior years presented for comparison. In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

        Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

        Prior to the adoption of SFAS 144, Click2learn accounted for long-lived assets in accordance with SFAS No. 121 ("SFAS 121"), Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  (m)    Revenue Recognition

        Click2learn recognizes revenue pursuant to the requirements of Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software.

        For all sales, Click2learn uses either a binding purchase order or signed agreement, depending on the nature of the transaction, as evidence of an arrangement. Sales through its significant resellers are evidenced by a master agreement governing the relationship.

        For software license fees in single element arrangements and multiple element arrangements which do not include customization or consulting services, delivery typically is deemed to occur when the product is shipped to customers.

        At the time of each transaction, Click2learn assesses whether the fee associated with its revenue is fixed and determinable and whether or not collection is reasonably assured. Click2learn assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after Click2learn's normal payment terms, based upon a variable matrix such as a minimum level of distribution or subject to refund (other than refunds for warranty claims or its uncured defaults), Click2learn accounts for the fee as not being fixed and determinable. In these cases, Click2learn defers revenue and recognize it when it becomes due and payable.

        Click2learn assesses the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. Click2learn does not request collateral from its customers. If Click2learn determines at the time of the transaction that collection of a fee is not reasonably assured, it defers revenue until the time collection becomes reasonably assured, generally when payment is received.

        For multiple element arrangements, when company-specific objective evidence of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements in the arrangement, Click2learn recognizes revenue under the residual method. Under the residual method, at the outset of the arrangement with a customer, Click2learn defers revenue for the fair value of its undelivered elements such as consulting services and product support and upgrades, and recognizes the revenue for the remainder of the arrangement fee attributable to the elements initially delivered, such as software licenses, when the criteria in SOP 97-2 have been met. Company-specific objective evidence is established for support and upgrades of standard products for which no installation or customization is required based upon the amounts Click2learn charges when support and upgrades are sold separately. For multiple element arrangements involving installation or customization, company-specific objective evidence is established for support and maintenance arrangements if its customers have an optional annual renewal rate specified in the arrangement and the rate is substantive. Company-specific objective evidence is established for consulting and installation services based on the hourly rates Click2learn charges for its employees when they are performing these services provided Click2learn has the ability to accurately estimate the hours required to complete a project based upon its experience with similar projects.

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

        Click2learn recognizes revenue from non-refundable minimum royalty agreements from distributors or resellers upon delivery of product to the distributor or reseller, provided no significant obligations remain outstanding and the conditions of SOP 97-2 have been met. If minimum royalties are exceeded, the additional royalties are recognized as revenue when earned, based on the contractual reporting obligations.

        Revenue from subscription licenses, hosting agreements and support agreements is recognized on a straight-line basis over the life of the contract.

  (n)    Research and Development

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

  (o)    Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date.

  (p)    Stock-Based Compensation

        Click2learn applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation,an interpretation of APB 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price on the date of grant. Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, Click2learn has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,
	2000	2001	2002
	(In thousands, except per share data)
Net loss, as reported	$(16,786)	$(19,581)	$(18,114)
Add stock-based employee compensation expenses included in reported net loss, net of tax	71	113	5
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(6,422)	(6,498)	(5,460)

Pro forma net loss	$(23,137)	$(25,966)	$(23,569)
Basic and diluted net loss per share:
As reported	$(0.99)	$(0.99)	$(0.74)
Pro forma	$(1.36)	$(1.31)	$(0.97)

  (q)    Advertising

        Advertising costs are expensed as incurred and are included in sales and marketing expenses. Advertising expense was $564, $555, and $318, respectively, during the years ended December 31, 2000, 2001, and 2002.

  (r)    Net Loss Per Share

        Basic net loss per share is computed by dividing the sum of net loss by the weighted average number of common shares outstanding during the period. Diluted share amounts reflect the weighted average number of common and dilutive shares outstanding during the period. As Click2learn had a net loss attributable to common stockholders in each of the periods presented, basic and diluted net losses per share are the same.

        Excluded from the computation of diluted loss per share for the year ended December 31, 2002 are options to acquire approximately 6,239,354 shares of common stock with a weighted average share price of $4.19 and warrants to purchase 3,825,010 shares of common stock with a weighted average share price of $5.33 because their effects would be anti-dilutive. Excluded from the computation of diluted earnings per share for the years ended December 31, 2000 and 2001 are options to acquire approximately 5,196,433 and 5,669,125 shares, respectively, of common stock with a weighted average exercise price of $9.64 and $6.49, respectively, and warrants to purchase 1,797,829 and 3,633,686 shares, respectively, of common stock with a weighted average share price of $8.45 and $5.75, respectively, because their effects would be anti-dilutive.

  (s)    Comprehensive Loss

        Click2learn's total comprehensive loss for the years ended December 31, 2000, 2001, and 2002 consisted of net loss and foreign currency translation adjustments. Accumulated other comprehensive loss as of December 31, 2000, 2001, and 2002 consists of foreign currency translation adjustments. The tax effects on the foreign currency translation adjustments were not significant.

  (t)    Derivative Financial Instruments

        Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended, requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current results of operations or other comprehensive income (loss) depending on whether a derivative is designated as part of a hedge transaction, and if so, the type of risk being hedged.

        For a derivative designated as a fair value hedge, the gain or loss of the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in results of operations. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into results of operations when the hedged exposure affects results of operations. The ineffective portion of the gain or loss of a cash flow hedge is recognized immediately in results of operations. For a derivative not designated as a hedging instrument, the gain or loss is recognized in results of operations in the period of change.

        Click2learn had no derivative financial instruments outstanding as of December 31, 2001 and 2002.

  (u)    New Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations. SFAS 143 would require Click2learn to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. Click2learn would also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. Click2learn is required to adopt SFAS 143 on January 1, 2003. The adoption of SFAS 143 is not expected to have a material effect on Click2learn's financial statements.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, ("SFAS 145"), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends Statement No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS 145 is not expected to have a material effect on Click2learn's financial statements.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 16"), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on Click2learn's financial statements.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on Click2learn's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 and are discussed at Note 7.

        In November 2002, the EITF reached a consensus on Issue No. 00-21 ("EITF 00-21"), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a material impact on Click2learn's financial position and results of operations.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, FIN 46 applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of FIN 46 is not expected to have a material effect on Click2learn's financial statements. FIN 46 requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that Click2learn will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

(2)  Inventories

        Inventories consist of the following (in thousands):

	December 31,
	2001	2002
Raw materials	$47	$23
Finished goods	15	26

	$62	$49

(3)  Property and Equipment

        Property and equipment consists of the following (in thousands):

	December 31,
	2001	2002
Leasehold improvements	$651	$657
Computer equipment and software	9,093	8,913
Furniture and fixtures	1,283	1,100

	11,027	10,670
Less accumulated depreciation and amortization	8,777	9,456

	$2,250	$1,214

(4)  Goodwill and Other Intangible Assets

        Click2learn adopted the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, as of January 1, 2002. Based upon Click2learn's analysis, there was no impairment of goodwill upon completion of the transitional goodwill impairment test. Click2learn's identifiable intangible assets as of January 1, 2002 consisted of acquired technology. Click2learn has reviewed the useful lives of identifiable intangible assets and determined that the original useful lives of 3 to 5 years were appropriate. In the fourth quarter of 2002, Click2learn performed its annual evaluation of goodwill and other intangibles and no impairment was indicated. Click2learn will reassess the carrying value of its goodwill assets in the fourth quarter of each year, unless indicators of impairment become apparent earlier.

        Net loss and net loss per share for the years ended 2000, 2001, and 2002 adjusted to exclude goodwill amortization and impairment are as follows (in thousands, except per share data):

	2000	2001	2002
Net loss:
Loss from continuing operations	$(18,330)	$(11,247)	$(10,514)
Goodwill amortization	—	433	—

Adjusted loss from continuing operations	(18,330)	(10,814)	(10,514)

Income (loss) from discontinued operations	1,544	(8,334)	(7,600)
Goodwill amortization and impairment(1)	946	8,701	—

Adjusted income (loss) from discontinued operations	2,490	367	(7,600)

Adjusted net loss	$(15,840)	$(10,447)	$(18,114)

Basic and diluted loss per share:
Loss from continuing operations	$(1.08)	$(0.57)	$(0.43)
Goodwill amortization	—	0.02	—

Adjusted loss from continuing operations	(1.08)	(0.55)	(0.43)

Income (loss) from discontinued operations	0.09	(0.42)	(0.31)
Goodwill amortization and impairment	0.06	0.44	—

Adjusted income (loss) from discontinued operations	0.15	0.02	(0.31)

Adjusted net loss	$(0.93)	$(0.53)	$(0.74)

(1)
Included in the goodwill amortization and impairment in 2001 was a goodwill impairment charge of $7,640.

        Goodwill and other intangibles are as follows (in thousands):

	December 31, 2001			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$3,310	$433	$2,877	$3,310	$433	$2,877
Acquired technology	6,300	3,116	3,184	8,807	4,171	4,636

(5)  Click2learn Japan K.K.

        In 2000, Click2learn Japan K.K., a Japanese corporation, owned 36% by Click2learn, was formed to promote Click2learn's products in Japan. Click2learn recognized losses of $510,000, $400,000 and $200,000 in the years ending December 31, 2000, 2001 and 2002, respectively, representing its equity share in the losses of Click2learn Japan K.K. No sales were made to Click2learn Japan K.K. in 2000, 2001 or 2002. Click2learn does not have contractual commitments to provide financing to Click2learn Japan K.K. as of December 31, 2002.

        In June 2001, Click2learn Japan K.K. became an exclusive distributor of Click2learn's ToolBook products in Japan and will pay Click2learn royalties on the ToolBook products sold. The royalties paid were $0 and $91,000 for the years ended December 31, 2001 and 2002, respectively.

(6)  Bank Credit Facility

        In December 2002, Click2learn consolidated its existing $4 million working capital line of credit and $1 million term loan facility with Silicon Valley Bank into a new $10 million working capital line. Under the new facility Click2learn will continue to repay the remaining balance of the term loan in accordance with the original terms (monthly payments of $41,666.67 plus interest ending October 1, 2003), but the unpaid balance of the term loan will not be available under the line of credit. The term loan and the working capital line will bear interest at the greater of Silicon Valley Bank prime rate plus 2.25% or 7.0% and have minimum monthly interest of $8,500 per month regardless of the loan balances.

        The credit facility is collateralized by a security interest in all of Click2learn's assets. Covenants in the loan agreements include restrictions on Click2learn's ability to pay dividends or make other distributions, make acquisitions or investments, merge or consolidate with others or dispose of assets, as well as financial covenants limiting the amount of net losses during any three month period and requiring Click2learn to maintain certain levels of minimum tangible net worth. If not renewed the working capital line terminates and any advances made are due on December 6, 2004.

        Under the revolving credit line, the principal amount of $2.2 million was outstanding as of December 31, 2002 all of which was repaid in the first quarter of 2003. Borrowings outstanding under the term loan were $416,667 at December 31, 2002 all of which is repayable in 2003. Aggregate short term debt of $2.6 million at December 31, 2002 is presented net of debt discount of $178,000 attributable to warrants. As of December 31, 2002, Click2learn was in compliance with the loan's covenants.

(7)  Guarantees

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. Click2learn adopted FIN 45 during the quarter ended December 31, 2002. In the ordinary course of business, Click2learn is not subject to potential obligations under guarantees that fall within the scope of FIN 45 except for standard indemnification and warranty provisions that are contained within many of our customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN 45.

        Indemnification and warranty provisions contained within our customer license and service agreements are generally consistent with those prevalent in our industry. The duration of our product warranties generally does not exceed 90 days following delivery of our products. We have not incurred significant obligations under customer indemnification or warranty provision historically and do not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations.

(8)  Leases

        Click2learn leases office space under noncancelable operating leases expiring through 2008. Future minimum lease payments under noncancelable operating leases with terms in excess of one year are as follows (in thousands):

        Years ending December 31 (in thousands):

2003	$1,558
2004	1,490
2005	1,351
2006	1,157
2007	984
Thereafter	819

Total minimum lease payments	$7,359

        Rent expense under operating leases approximated $2,057, $2,425, and $1,767 during the years ended December 31, 2000, 2001 and 2002, respectively.

        At December 31, 2002, Click2learn had capital lease obligations of $14, which expire in 2003.

(9)  Income Taxes

        Net loss before income taxes consists of the following:

	Year Ended December 31,
	2000	2001	2002
	(In thousands)
U.S.	$(15,130)	$(18,086)	$(18,028)
Foreign	(1,656)	(1,495)	(86)

Total net loss before income taxes	$(16,786)	$(19,581)	$(18,114)

        Click2learn has recorded no provision for income taxes due to operating losses incurred. Click2learn's income tax benefit differs from the expected income tax benefit computed by applying the U.S. federal statutory rate of 34% to net loss before income taxes as follows:

	Year Ended December 31,
	2000	2001	2002
	(In thousands)
Income tax benefit at statutory rate of 34%	$(5,707)	$(6,658)	$(6,159)
Losses producing no current tax benefit	5,328	3,514	6,057
Non-deductible goodwill amortization	322	3,106	0
Other	57	38	102

Total provision for income taxes	$—	$—	$—

        As of December 31, 2002, Click2learn had net operating loss carry forwards (NOL) and research and development tax credit carry forwards (R&D), substantially all of which relate to the U.S., available to offset future taxable income, whose expiration dates approximated the following:

	NOL	R&D
	(In thousands)
2003	$42,865	$—
From 2004 through 2009	78,485	2,066
From 2010 through 2022	128,064	1,805

	$249,414	$3,871

        Click2learn's ability to utilize NOL carryforwards is limited due to the change in ownership, as defined in the Internal Revenue Code Section 382, which occurred at the time of Click2learn's initial public offering of securities (IPO). Approximately $32.2 million of NOLs were acquired in business combinations.

        Deferred income tax assets consist of the following:

	December 31,
	2001	2002
	(In thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$70,956	$84,801
Foreign net operating loss carryforwards	—	1,665
Research and development tax credit carryforwards	4,165	3,871
Allowance for doubtful accounts and sales returns	486	315
Other provisions and expenses not currently deductible	555	240

	76,162	90,892
Valuation allowance for deferred tax assets	(76,162)	(90,892)

Net deferred tax assets	$—	$—

        For financial reporting purposes, a valuation allowance has been established due to the uncertainty of the realization of the deferred tax assets. The valuation allowance for deferred tax assets increased $6,215, $3,780, and $14,730 in the years ended December 31, 2000, 2001, 2002, respectively.

(10) Acquisitions

        The following transaction was accounted for as a purchase and accordingly, the results of operations are included from the acquisition date:

  IntelliPrep Technologies, Incorporated. ("IntelliPrep")

        In May 2001, Click2learn acquired IntelliPrep, a provider of technology for personalized learning. Click2learn issued 1,812,500 shares of common stock and 450,000 options to acquire its common stock valued at $4,419,688. In connection with the acquisition, Click2learn incurred approximately $600,000 of acquisition related expenditures of which $216,000 was unpaid as of December 31, 2002. Goodwill of $3.3 million and other identifiable intangible assets of $1.4 million representing acquired software were recorded in connection with the acquisition. No elements of in-process research and development were identified as part of the acquisition. Goodwill is amortized over 5 years through December 31, 2001 and other intangible assets are amortized over 3 years.

        The following table presents unaudited proforma results of operations as if the acquisition of IntelliPrep had occurred as of January 1, 2000 (in thousands, except per share data):

	Years ended December 31,
	2000	2001
Revenue	$25,550	$31,646
Net loss from continuing operations	(18,854)	(20,115)
Net loss per share	(1.11)	(1.02)

(11) Impairment of Goodwill

        During the fourth quarter of 2001, Click2learn identified indicators of possible impairment of its recorded goodwill related to its custom content development business. Such indicators included the general slowdown in the custom content development business evidenced by general declines in demand, utilization rates of related personnel and profit margins. In addition, significant declines in valuations of similar businesses in comparison with the market valuations at the time Click2learn invested in the acquired businesses and changes in Click2learn's plans for content development services. Based on the results of its discounted cash flow analyses, Click2learn recognized impairment charges in connection with the following acquisitions made primarily in 1997 through 1999, Oakes Interactive, Inc., TopShelf Multimedia, Inc., Acorn Consulting, Inc., Communication Strategies, Inc., Strategic Systems Associates, Inc., Graham-Wright Interactive, Inc., Pixelmedia Ltd. and 3 Dog Multimedia, Inc. Accordingly, Click2learn recorded an impairment loss of $7.6 million during the fourth quarter of 2001 included in income (loss) from discontinued operations in the consolidated statements of operations. There was no impairment of goodwill in the year ended December 31, 2002.

(12) Stockholder's Equity

  (a)    Common Stock

        On August 18, 1999, Click2learn sold 428,571 shares of common stock and warrants to purchase 428,571 shares of common stock with an exercise price of $7 per share to Go2Net, Inc. for an aggregate purchase price of $3 million, which includes the cost of warrants allocated to services provided under the Marketing Agreement. A portion of the fair value of the warrants was allocated to the Marketing Agreement and was being amortized over the term of the Agreement. The fair value of these warrants was determined using the Black-Scholes option pricing model with the following assumptions: (1) the stock price at the date of the securities purchase agreement, (2) a five-year life of the warrants, (3) no dividends, (4) risk-free interest rate of 5.0%, and (5) a volatility of approximately 60%. The anti-dilution clause was triggered by the private placement transactions closing on November 20, 2001 and December 10, 2001 resulting in adjustments to the number of shares of common stock from 428,571 to 488,205 and adjustment to the exercise price from $7 per share to $6.14. The warrants were all outstanding at December 31, 2002 and expire on August 18, 2004.

        On October 6, 1999, in connection with the purchase of the Series A Stock, Click2learn issued Marshall Capital Management, Inc. ("Marshall Capital") warrants for the purchase of 580,646 shares of common stock and Vulcan Ventures warrants for the purchase of 387,096 shares of common stock at an exercise price of $9.30 per share. Click2learn allocated approximately $3.4 million of the proceeds to the warrants using the Black-Scholes option pricing model and substantially the same assumptions as discussed in the preceding paragraph. Because the fair value of the preferred stock and common stock warrants issued exceeded the proceeds received, Click2learn recorded a non-cash dividend associated with the preferred stock of $2.8 million. An anti-dilution clause was triggered by the private placement transactions closing in 2001 resulting in an adjustment to the exercise price of the warrants from $9.30 per share to $7.93. The warrants were all outstanding at December 31, 2002 and expire on October 6, 2004. Alpine Capital Partners, Inc. received warrants for the purchase of 30,000 shares of common stock at an exercise price of $9.30 as a finder's fee. An anti-dilution clause was triggered by the private placement transactions closing in 2001 resulting in an adjustment to the exercise price of the warrants from $9.30 per share to $7.93. Warrants for 20,000 shares of common stock, which expire on October 6, 2004, were outstanding at December 31, 2002.

        On December 12, 2000, Click2learn sold 410,678 shares of common stock to Marshall Capital for an aggregate purchase price of $5 million. In connection with the purchase of common stock, Click2learn issued warrants for the purchase of 205,339 shares of common stock at an exercise price of $14.61 per share. An anti-dilution clause was triggered by the private placement transactions closing in 2001 resulting in an adjustment to the exercise price of the warrants from $14.61 per share to $12.10. The warrants were all outstanding as of December 31, 2002 and expire on December 12, 2005. In addition, Click2learn issued Marshall Capital warrants for the purchase of up to 176,177 shares of common stock at an exercise price of $.01, which would be exercisable if the price of Click2learn's common stock declined between the closing of the purchase and the effective date of a related registration statement. The number of shares with respect to which this warrant would become exercisable was determined by the change in Click2learn's stock price. On January 19, 2001, Marshall Capital exercised the warrants for nominal additional consideration and received 74,759 additional shares. Warrants for the remaining 101,418 shares expired on January 20, 2001.

        In transactions closing on November 20, 2001 and December 10, 2001, Click2learn sold 3,680,000 shares of common stock to several accredited investors for an aggregate purchase price of $9.2 million. In connection with the purchase of the common stock, Click2learn issued the investors warrants for the purchase of an additional 1,840,000 shares of common stock at an exercise price of $4.00 per share. Jefferies & Company, Inc. acted as placement agent in connection with these transactions and was issued warrants for the purchase of 64,200 common shares on November 20, 2001 which expire on November 20, 2006 and for the purchase of 28,200 common shares on December 10, 2001 which expire on December 10, 2006, both at an exercise price of $2.50 per share. On November 20, 2001, Click2learn issued warrants to ComVest Venture Partners, L.P. for the purchase of 12,000 shares and to Commonwealth Associates, L.P. for the purchase of 18,000 shares, both at an exercise price of $2.50 per share. The warrants expire on November 20, 2006. Both ComVest Venture Partners, L.P. and Commonwealth Associates, L.P. acted as placement agents in connection with a portion of the private placement closing on November 20, 2001. The warrants were all outstanding at December 31, 2002.

        In connection with the establishment of our line of credit with Silicon Valley Bank, on December 6, 2002 we issued Silicon Valley Bank a warrant for the purchase of 181,324 shares of common stock at an exercise price of $1.10 per share, which expires on December 6, 2009. The warrant was outstanding at December 31, 2002.

        The terms of the warrants are summarized in the following table:

Original Warrant Holder(s)	Total No. of Common Shares	Exercise Price	Expiration Date
Go2Net, Inc.	488,205	$6.14	August 18, 2004
Marshall Capital Management, Inc.	580,646	$7.93	October 6, 2004
Vulcan Ventures Inc.	387,096	$7.93	October 6, 2004
Alpine Capital Partners	20,000	$7.93	October 6, 2004
Marshall Capital Management, Inc.	205,339	$12.10	December 12, 2005
November 20, 2001 Investors	1,370,000	$4.00	November 20, 2008
December 10, 2001 Investors	470,000	$4.00	December 10, 2008
Jefferies	64,200	$2.50	November 20, 2006
Jefferies	28,200	$2.50	December 10, 2006
ComVest	12,000	$2.50	November 20, 2006
Commonwealth	18,000	$2.50	December 10, 2006
SVB	181,324	$1.10	December 6, 2009

  (b)    Stock Option Plans

        Click2learn has adopted stock option plans and assumed stock options plans from acquisitions (the "Plans") that provide for the issuance of nonqualified and incentive stock options to officers, employees, consultants, and directors to acquire up to 11,227,073 shares of common stock. The Compensation Committee determines the terms and conditions of options granted under the Plans, including the exercise price. The exercise price for incentive stock options shall not be less than the fair market value at the date of grant, and the options expire ten years from the date of grant. Option grants generally vest at 25% after the first year and ratably each month for the next three years or 50% at the first and second anniversary of the grant. When options are issued at less than fair market value, compensation expense is recorded. All canceled options revert back to the option pool, other than options assumed under the 2000 IntelliPrep Incentive Equity Plan.

        The fair value for the options granted was estimated using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2000	2001	2002
Expected dividend yield	0%	0%	0%
Risk-free interest rate	5.3%	4.4%	2.8%
Expected life (years)	5	5	5
Volatility	74%	130%	124%

        The weighted-average fair value of stock options granted in 2000, 2001, and 2002 was $9.44, $2.42, and $1.02 per option, respectively.

        A summary of Click2learn's stock option activity is as follows:

		Outstanding Options
	Shares available for grant	Number of shares	Weighted average exercise price
Balances at December 31, 1999	942,527	4,745,612	$5.36
Increase in shares available for grant	1,513,923	—	—
Options granted	(2,458,437)	2,458,437	14.67
Options exercised	—	(1,167,309)	4.03
Options canceled	840,307	(840,307)	7.84

Balances at December 31, 2000	838,320	5,196,433	9.64
Increase in shares available for grant	2,750,000	—	—
Options granted and assumption of plan in acquisition	(3,058,685)	3,058,685	2.71
Options exercised	—	(342,101)	1.65
Options canceled	2,243,892	(2,243,892)	9.08

Balances at December 31, 2001	2,773,527	5,669,125	6.49
Increase in shares available for grant	—	—	—
Options granted	(2,725,971)	2,725,971	1.03
Options exercised	—	(46,156)	2.07
Options canceled—IntelliPrep Plan	—	(109,146)	3.06
Options canceled all other plans	2,000,440	(2,000,440)	6.34

Balances at December 31, 2002	2,047,996	6,239,354	4.19

Canceled IntelliPrep options are not available for new grants.

        The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2002:

		Options Outstanding
				Options Exercisable
		Weighted- average remaining contractual life
Range of Exercise Prices	Number of shares		Weighted- average exercise price	Number of shares	Weighted- average exercise prices
$ 0.34- 0.34	1,073,282	9.68 years	$0.34	0	N/A
0.39- 1.55	1,227,024	8.27 years	0.95	267,132	$1.53
1.56- 2.51	1,135,822	8.56 years	2.09	423,264	2.05
2.54- 4.75	1,165,631	8.04 years	3.50	561,335	3.90
4.93-13.25	1,206,815	6.30 years	9.31	1,026,566	8.94
13.44-19.94	430,780	7.41 years	16.05	297,999	16.05

	6,239,354	8.08 years	4.19	2,576,296	6.76

(c)    Employee Stock Purchase Plan

        Effective March 1999, Click2learn adopted an Employee Stock Purchase Plan (ESPP) that authorizes the issuance of a maximum of 450,000 shares of common stock annually for a term of ten years expiring 2009 and is administered by Click2learn's Compensation Committee. Under the ESPP, an eligible employee may purchase shares of common stock, based on certain limitations, at a price equal to the lesser of 85 percent of the fair market value of the common stock at the beginning or end of the respective semi-annual offering periods. There were 183,237, 308,086 and 449,949 shares purchased under the ESPP during 2000, 2001 and 2002, respectively. The weighted average fair value of the employee stock purchase rights was $692,000 in 2000, $1.1 million in 2001 and approximately $1.4 million in 2002. The following assumptions were used to perform the calculation:

	Years ended December 31,
	2000	2001	2002
Expected dividend yield	0%	0%	0%
Risk-free interest rate	5.3%	4.4%	2.8%
Expected life (years)	1.25	1.25	1.25
Volatility	74%	130%	124%

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

        Certain lawsuits and claims are pending against Click2learn. Although the outcome of such lawsuits and claims cannot be predicted with certainty, the expected disposition thereof will not, in the opinion of management both individually and in the aggregate, result in a material adverse effect on Click2learn's operations and financial position.

(15) Segment Information

        Click2learn's internal reporting includes the three reportable segments: Platforms, Tools, and Content Services. Platforms include software licenses, subscription and hosting fees, implementation, customization, consulting, training and support for the Aspen suite as well as Ingenium and the e-Learning Network which is no longer offered to new customers. Tools includes software licenses, technical support and training related to the ToolBook line of products. Content Services includes the placement of Click2learn personnel at customer sites on a time and material basis, the resale of third party off the shelf training content and license and hosting fees for our Rapid e-Learning Development System, which is no longer offered to new customers.

        Click2learn's operating committee, which includes its Chief Executive Officer and Chief Financial Officer, has been identified as the Chief Operating Decision Maker (CODM) as it assesses the performance of the business units and decides how to allocate resources to the business units. Segment income is the measure of profit and loss that the CODM uses to assess performance and make decisions. Segment income represents revenue less cost of revenue incurred within the operating segments as presented in Click2learn's consolidated statements of operations. Click2learn does not allocate operating expenses including research and development, sales and marketing, general and administrative, or amortization of goodwill to its operating segments. In addition, other income (expense) are also not allocated to operating segments.

        There is no intersegment revenue. Click2learn's CODM does not review total assets or depreciation and amortization by operating segment. The accounting policies for reported segments are the same as Click2learn as a whole.

        Geographic Information (in thousands):

	Year Ended December 31,
	2000	2001	2002
Revenue:
Domestic	$22,795	$25,536	$25,759
International	2,700	5,673	4,718

	$25,495	$31,209	$30,477

        Revenues are attributed to geographic areas based on the location of the customers.

	December 31,
	2001	2002
Long-lived assets:
Domestic operations	$8,081	$8,596
International operations	230	131

	$8,311	$8,727

        Long-lived assets represent property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization.

(16) Discontinued Operations

        During January 2002, Click2learn sold certain assets of its content development business, including equipment and a customer list to NIIT under an Asset Purchase agreement for $1 million, resulting in a gain of $927,000 based on the book value of those assets. As a result of the transaction with NIIT, Click2learn significantly reduced its headcount of its custom content development business and closed certain facilities. During the third quarter of 2002, Click2learn completed the discontinuation of its remaining custom content development business by early termination of its contract to develop content for the Washington Army National Guard. As part of the negotiation to terminate the contract, Click2learn agreed to forego the collection of $4.5 million in accounts receivable. Results related to its custom content development business for the year ended December 31, 2002 and prior years have been reclassified as income (loss) from discontinued operations. Click2learn reclassified $17.1 million of revenue, $14.6 of costs related to revenue, and $946,000 of expenses as income from discontinued operations of $1.5 million for the year ended December 31, 2000. For the year ended December 31, 2001, Click2learn reclassified $13.9 million of revenues, $13.5 million of costs related to revenue, and $8.7 million of expenses as a loss from discontinued operations of $8.3 million. For the year ended

December 31, 2002, we reclassified $248,000 of revenue, $2.7 million of costs related to revenue, $6.1 million of expenses, and $927,000 of other income as a loss from discontinued operations of $7.6 million.

        Summarized operating results of the discontinued operations for the years ended December 31, 2000, 2001 and 2002 are as follows (in thousands):

	2000	2001	2002
Revenues	$17,062	$13,882	$248
Gross margin	$2,490	$367	$(2,468)
Operating income (loss)	$(946)	$(8,701)	$(8,526)
Income (loss) from discontinued operations	$1,544	$(8,334)	$(7,600)

(17) Liquidity

        Click2learn's operations have historically been financed through issuances of common and preferred stock. For the year ended December 31, 2002, Click2learn incurred a net loss of approximately $18 million and used cash in operating activities of approximately $6 million. At December 31, 2002, Click2learn has working capital of approximately $2.9 million.

        Click2learn's plan to address its liquidity issue is to generate sufficient revenue from customer contracts and reduce days sales outstanding ("DSO") or further reduce costs to provide positive cash flows from operations. There can be no assurance that Click2learn will be able to generate sufficient revenue from customer contracts, reduce DSO or further reduce costs sufficiently, to provide positive cash flows from operations. If Click2learn is not able to generate positive cash flows from operations, Click2learn will need to consider alternative financing sources.

        Click2learn currently has a loan and security agreement with Silicon Valley Bank that allows Click2learn to borrow up to the lesser of 65% of its eligible accounts receivable based on a borrowing base calculation and $10 million. The security agreement contains certain financial covenants. Click2learn's compliance with these covenants cannot be assured in the future; however, Click2learn was in compliance with the financial covenants of this facility as of December 31, 2002.

        During January 2002, Click2learn sold certain assets of its content development business to NIIT (USA), Inc. under an Asset Purchase agreement. As a result of this agreement Click2learn reduced its headcount of its custom content development business and closed certain facilities. During the third quarter of 2002, Click2learn completed the discontinuance of its remaining custom content development business by early termination of its contract with the Washington Army National Guard. As a result of the discontinuance of the custom content development business, Click2learn's operating costs have been significantly reduced. In addition, to reduce its cash used in operations, Click2learn restructured its operations during the first three quarters of 2002 reducing headcount by 117 employees and put in place cost containment efforts during the third quarter of 2002.

        As a result of the discontinuance of the custom content development business, Click2learn has been able to collect its accounts receivable more quickly than in prior periods. Click2learn expects the majority of its account receivable to be collected within 90 days as Platform-related receivables are typically due within 90 days of software delivery, rather than over an extended service period, as was the case with custom content development receivables.

        Based upon management of Click2learn's assessment of the position of its core product in the market place and its ability to achieve projected revenue along with the discontinuance of the custom content development business, the potential to reduce DSO, the cost reduction measures that have been taken, and the working capital line of credit, management of Click2learn believes that it has the resources to continue as a going concern through at least December 31, 2003.

(18) Unaudited Quarterly Financial Information (in thousands, except per share data)

	For the Quarter Ended
	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
Total revenue	$5,966	$7,393	$8,509	$9,341
Gross margin	3,965	5,236	6,492	7,555
Operating loss from continuing operations	(4,668)	(3,582)	(1,994)	(805)
Net loss	(4,416)	(3,266)	(2,820)	(9,079)
Net loss per common share, basic and diluted	(0.24)	(0.17)	(0.14)	(0.44)
	For the Quarter Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Total revenue	$7,310	$7,602	$6,939	$8,626
Gross margin	4,686	5,183	4,905	6,598
Operating loss from continuing operations	(3,630)	(3,487)	(2,493)	(714)
Net loss	(5,684)	(4,221)	(7,452)	(757)
Net loss per common share, basic and diluted	(0.23)	(0.17)	(0.30)	(0.04)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item is incorporated by reference to the information in the definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on May 28, 2003.

Item 11.    Executive Compensation

        The information required by this Item is incorporated by reference to the information in the definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on May 28, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding equity compensation plans under which shares of our common stock are authorized for issuance. No class of securities other than common stock or options to purchase common stock is authorized for issuance under any of our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)
Equity Compensation Plans Approved by Security Holders	5,914,270	$4.30	2,047,996
Equity Compensation Plans Not Approved by Security Holders(1)	0	—	0
Total	6,239,354	$4.19	2,047,996

(1)
Does not include stock options issued under the IntelliPrep 2000 Equity Incentive Plan (the "IntelliPrep Plan") that were assumed in connection with our acquisition of IntelliPrep. As of December 31, 2002 there were assumed options for the purchase of 325,084 shares of our common stock outstanding with a weighted-average exercise price of $2.12 per share. If any assumed option expires or is canceled without being exercised, the shares subject to such expired or canceled options are not available for issuance of other options under the IntelliPrep Plan or any other equity compensation plan and no further options to purchase shares of our common stock can be issued under the IntelliPrep Plan.

        The information required by Item 403 or Regulation S-K is incorporated by reference to the information in the definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on May 28, 2003.

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item is incorporated by reference to the information in the definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on May 28, 2003.

Item 14.    Controls and Procedures

        Click2learn maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

        Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)(1)    Financial Statements

          Financial statements filed as part of this report are listed in the index on page 34.

        (a)(2)    Financial Statement Schedules

          Financial statement schedules filed as part of this report are listed in the index on page 34.

        All other schedules are omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or notes thereto.

        (a)(3)    Exhibits

          See Index to Exhibits.

        (b)    Reports on Form 8-K

          A report was filed on Form 8-K dated December 4, 2002 reporting that Click2learn was notified by the Nasdaq Stock Market that the company had regained compliance with the continued listing criteria for the Nasdaq National Market. No financial statements were filed with the reports on Form 8-K.

        (c)    Index to Exhibits

          The following Exhibits are attached to this Annual Report on Form 10-K:

Exhibit Number	Exhibit Title
2.01	Asset Purchase Agreement dated January 15, 2002, between Click2learn and NIIT (USA), Inc.(1)
3.01	Amended and Restated Certificate of Incorporation of Click2learn.(2)
3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Click2learn filed on November 23, 1999.(4)
3.03	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Click2learn filed on June 11, 2001.(5)
3.03	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Click2learn filed on May 31, 2003.
3.05	Bylaws of Click2learn.(2)
4.01	Form of Specimen Stock Certificate for Click2learn's Common Stock.(4)
4.02	Securities Purchase Agreement dated as of August 18, 1999 by and between Click2learn and Go2Net, Inc.(7)

4.03	Common Stock Purchase Warrant dated as of August 16, 1999 from Click2learn to Go2Net, Inc.(7)
4.04	Securities Purchase Agreement dated as of October 6, 1999 by and between Click2learn, Marshall Capital Management, Inc. and Vulcan Ventures, Inc.(3)
4.05	Registration Rights Agreement dated as of October 6, 1999 by and between Click2learn, Marshall Capital Management, Inc. and Vulcan Ventures, Inc.(3)
4.06	Form of Warrant to Purchase Common Stock dated as of October 6, 1999 from Click2learn to Marshall Capital Management, Inc., Vulcan Ventures, Inc. and Alpine Capital Partners, Inc.(3)
4.07	Securities Purchase Agreement dated as of December 8, 2000 by and between Click2learn and Marshall Capital Management, Inc.(8)
4.08	Registration Rights Agreement dated as of December 8, 2000 by and between Click2learn and Marshall Capital Management, Inc.(8)
4.09	Series A Warrant to Purchase Common Stock dated as of December 12, 2000 by and between Click2learn and Marshall Capital Management, Inc.(8)
4.10	Purchase Agreement dated as of November 15, 2001 by and between Click2learn and various investors.(9)
4.11	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors.(9)
4.12	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors.(9)
4.13	Addendum to Purchase Agreement and Registration Rights Agreement dated as of December 10, 2001 by and between Click2learn and various investors.(10)
4.14	Warrant to Purchase Stock dated December 6, 2002 by and between Click2learn and Silicon Valley Bank.
10.01	Form of Indemnification Agreement entered into by Click2learn with each of its directors and executive officers.(2)
10.02	Click2learn's 1995 Combined Incentive and Nonqualified Stock option Plan and related documents.(2)(15)
10.03	Click2learn's 1998 Directors Stock Option Plan and related documents.(2)(15)
10.04	Click2learn's 1998 Equity Incentive Plan and related documents.(2)(15)
10.05	Click2learn's 1999 Employee Stock Purchase Plan and related documents.(10)(15)
10.06	IntelliPrep Technologies, Incorporated 2001 Equity Incentive Plan.(11)(15)
10.07	Lease Agreement, dated as of May 24. 1991, by and between Click2learn and EOP-110 Atrium Place, L.L.C. and first through eighth amendments thereto.(2)(13)
10.08	Ninth Amendment to Lease Agreement dated as April 16, 2002 by and between Click2learn and EOP-110 Atrium Place, L.L.C.
10.09	Employment Agreement dated as of March 21, 2002 by and between Click2learn and Kevin Oakes.(1)(15)
10.10	Employment Agreement dated as of January 1, 2003 by and between Click2learn and Gary Millrood.(15)
10.11	Loan and Security Agreement dated as of December 6, 2002 by and between Click2learn and Silicon Valley Bank.

10.12	Amendment to Loan Documents dated as of December 6, 2002 by and between Click2learn and Silicon Valley Bank.
10.13	Custom Software Development Agreement.(1)
10.14	Click2learn Change of Control Severance Plan.(14)(15)
21.01	Subsidiaries of Click2learn.
23.01	Consent of KPMG LLP, Independent Auditors.
99.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes to Exhibit List:

(1)
Incorporated by reference to Click2learn's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002.
(2)
Incorporated herein by reference to Click2learn's Registration Statement on Form S-1 (Registration no. 333-49037), as amended.
(3)
Incorporated herein by reference to Click2learn's Registration Statement on Form S-3 (Registration no. 333-89615).
(4)
Incorporated herein by reference to Click2learn's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(5)
Incorporated by reference to Click2learn's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.
(6)
Incorporated herein by reference to Click2learn's Description of Capital Stock on Amendment No. 1 to Form 8-A filed on August 8, 2002.
(7)
Incorporated herein by reference to Click2learn's Registration Statement on Form S-3 (Registration no. 333-87425).
(8)
Incorporated herein by reference to Click2learn's Current Report filed with the Securities and Exchange Commission on Form 8-K dated December 12, 2000.
(9)
Incorporated herein by reference to Click2learn's Current Report filed with the Securities and Exchange Commission on Form 8-K dated November 15, 2001.
(10)
Incorporated herein by reference to Click2learn's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(11)
Incorporated herein by reference to Click2learn's Registration Statement on Form S-8 (Registration no. 333-83759).
(12)
Incorporated herein by reference to Click2learn's Registration Statement on Form S-8 (Registration no. 333-63916).
(13)
Incorporated herein by reference to Click2learn's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(14)
Incorporated by reference to Click2learn's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.
(15)
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Click2learn has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICK2LEARN, INC.
March 27, 2003	/s/ JOHN D. ATHERLY
Date	John D. Atherly Vice President, Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)

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

March 27, 2003	/s/ KEVIN OAKES
Date	Kevin Oakes, President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
March 27, 2003	/s/ SALLY NARODICK
Date	Sally Narodick, Lead Director
March 27, 2003	/s/ JOHN CONÉ
Date	John Coné, Director
March 27, 2003	/s/ EDWARD HARRIS
Date	Edward Harris, Director
March 27, 2003	/s/ BERT KOLDE
Date	Bert Kolde, Director
March 27, 2003	/s/ JONATHAN MORGAN
Date	Jonathan Morgan, Director
March 27, 2003	/s/ RONALD S. POSNER
Date	Ronald S. Posner, Director
March 27, 2003	/s/ VIJAY VASHEE
Date	Vijay Vashee, Director

CERTIFICATIONS

        I, Kevin M. Oakes, certify that:

          1.    I have reviewed this annual report on Form 10-K of Click2learn, Inc.;

          2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KEVIN M. OAKES Kevin M. Oakes Chief Executive Officer

        I, John D. Atherly, certify that:

          1.    I have reviewed this annual report on Form 10-K of Click2learn, Inc.;

          2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN D. ATHERLY John D. Atherly Chief Financial Officer

SCHEDULE II.

CLICK2LEARN, INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2002, 2001, and 2000
(In thousands)

	Balance at Beginning of Year	Charge to Other Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2002:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$1,430	$1,557	$2,060	$927
Year ended December 31, 2001:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$962	$1,198	$730	$1,430
Year ended December 31, 2000:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$945	$863	$846	$962

QuickLinks

CLICK2LEARN, INC. FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002 INDEX
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
Index to Financial Statements, Supplementary Data, and Financial Statement Schedule
CLICK2LEARN, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands except share data)
CLICK2LEARN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
CLICK2LEARN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS (In thousands, except share data)
CLICK2LEARN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
CLICK2LEARN, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
SCHEDULE II. CLICK2LEARN, INC. AND SUBSIDIARIES SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2002, 2001, and 2000 (In thousands)