Form 10-Q
period 2003-03-31
CLICK2LEARN INC/DE/
filed 2003-05-14
CIK 1052327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

The number of shares outstanding of the issuer’s Common Stock, par value $0.01, as of April 30, 2003 was 24,937,164 shares.

CLICK2LEARN, INC.

FORM 10 –Q

For the Quarter Ended March 31, 2003

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CLICK2LEARN, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	March 31, 2003	December 31, 2002
Assets

Current assets:
Cash and cash equivalents	$4,058	$3,586
Accounts receivable, net of allowance for returns and doubtful accounts of $726 in 2003 and $927 in 2002	9,176	10,785
Prepaid royalties and licenses	103	157
Other	1,634	1,619
Total current assets	14,971	16,147
Property and equipment, net	1,109	1,214
Goodwill	2,877	2,877
Intangible assets, net	4,568	4,636
Other	632	599
Total assets	$24,157	$25,473

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,680	$2,934
Accrued compensation and benefits	2,355	2,294
Deferred revenue	4,577	4,435
Short term debt	2,639	2,400
Other	908	1,184
Total current liabilities	12,159	13,247
Other noncurrent liabilities	366	—
Total liabilities	12,525	13,247

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; issued and outstanding no shares in 2002 and 2003	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding 24,600,114 shares in 2002 and 24,937,164 shares in 2003	249	246
Additional paid-in capital	242,768	242,570
Accumulated deficit	(230,863)	(230,008)
Accumulated other comprehensive loss	(522)	(582)
Total stockholders’ equity	11,632	12,226
Total liabilities and stockholders’ equity	$24,157	$25,473

See accompanying notes to unaudited condensed Consolidated Financial Statements

CLICK2LEARN, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2003	2002

Revenue:
Platforms	$6,552	$5,419
Tools	774	1,258
Content services	674	633
Total revenue	8,000	7,310

Cost of revenue:
Platforms	1,574	1,574
Tools	125	395
Content services	572	655
Total cost of revenue	2,271	2,624
Gross margin	5,729	4,686

Operating expenses:
Research and development	1,484	2,282
Sales and marketing	3,678	4,432
General and administrative	1,340	1,602
Total operating expenses	6,502	8,316
Operating loss from continuing operations	(773)	(3,630)

Other income (expense)	(47)	16
Equity in losses of affiliate	(25)	(75)
Loss from continuing operations before income taxes	(845)	(3,689)

Income tax	(10)	—
Loss from continuing operations	(855)	(3,689)

Loss from discontinued operations	—	(1,995)
Net loss	$(855)	$(5,684)

Amounts per share, basic and diluted:
Loss from continuing operations	$(0.03)	$(0.15)
Loss from discontinued operations	—	(0.08)
Net loss	$(0.03)	$(0.23)

Weighted average common shares outstanding, basic and diluted	24,819	24,199

See accompanying notes to unaudited condensed Consolidated Financial Statements

CLICK2LEARN, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Continuing operations:
Net loss	$(855)	$(3,689)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Depreciation and amortization	479	662
Write-off property and equipment	—	270
Provision for returns and doubtful accounts	146	702
Amortization of discount on debt	22	—
Stock compensation expense	—	5
Equity in losses of affiliate	25	75
Net change in certain operating assets and liabilities	893	3,461
Net cash provided by continuing operating activities	710	1,486
Discontinued operations:
Loss from discontinued operations	—	(1,995)
Gain on sale of assets	—	(927)
Net cash used in discontinued operating activities	—	(2,922)
Net cash provided by (used in) operating activities	710	(1,436)
Cash flows from investing activities:
Continuing operations:
Purchase of property and equipment	(306)	(2,813)
Other	(58)	13
Net cash used in continuing investing activities	(364)	(2,800)
Discontinued operations:
Proceeds from sale of assets	—	1,000
Net cash provided by discontinued activities	—	1,000
Net cash used in investing activities	(364)	(1,800)
Cash flows from financing activities:
Repayment of notes payable	—	—
Repayments on debt	(5,120)	(138)
Proceeds from borrowings	4,985	—
Proceeds from exercise of stock options	—	43
Net proceeds from sale of common stock	201	335
Net cash provided by financing activities	66	240
Effect of foreign exchange rate changes on cash	60	(11)
Net increase (decrease) in cash and cash equivalents	472	(3,007)
Cash and cash equivalents at beginning of period	3,586	9,553
Cash and cash equivalents at end of period	$4,058	$6,546

See accompanying notes to unaudited condensed Consolidated Financial Statements

CLICK2LEARN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Description of Business

Click2learn, Inc. (“Click2learn”) develops, markets, distributes, and supports an integrated suite of enterprise learning software products.  Click2learn’s markets are worldwide and include a broad range of industries.

(b)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Click2learn, Inc. (“Click2learn”) include the accounts of Click2learn and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

These statements reflect all normal recurring adjustments, which are in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the periods presented.  Interim results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full fiscal year.  Factors that may affect such operating results, include, but are not limited to, those discussed in “Factors That May Affect Future Results of Operations”.  Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Click2learn’s Annual Report on Form 10-K for the year ended December 31, 2002.

(c)  Other Current Assets

The following table sets forth the components of other current assets (in thousands):

	March 31, 2003	December 31, 2002
Prepaid expense	$666	$430
Prepaid insurance	642	618
Other	326	571
Total other current assets	$1,634	$1,619

(d)  Revenue Recognition

Click2learn recognizes revenue pursuant to the requirements of Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software.

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

At the time of each transaction, Click2learn assesses whether the fee associated with its revenue is fixed and determinable and whether or not collection is probable. Click2learn assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after Click2learn’s normal payment terms, based upon a variable matrix such as a minimum level of distribution or subject to refund (other than refunds for warranty claims or its uncured defaults), Click2learn accounts for the fee as not being fixed and determinable. In these cases, Click2learn defers revenue and recognize it when it becomes due and payable.

Click2learn assesses the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. Click2learn does not request collateral from its customers. If Click2learn determines at the time of the transaction that collection of a fee is not probable, it defers revenue until payment is received.

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

Professional services revenue is recognized from fixed price contracts as services are provided or by using the percentage-of-completion method of accounting, based on the ratio of labor costs incurred to the total estimated project cost, for individual fixed-price contracts. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident. Professional services revenue from time and materials contracts and training services is recognized as revenue as services are performed.

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

(e)  Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted per share amounts reflect the weighted average number of common and dilutive shares outstanding during the period. As Click2learn had a net loss in each of the periods presented, basic and diluted net loss per share are the same.

Excluded from the computation of diluted loss per share for the three months ended March 31, 2003 are options to acquire approximately 6,110,430 shares of common stock with a weighted average exercise price of $4.00 and warrants to purchase 3,825,110 shares of common stock with a weighted average exercise price of $5.33 because their effects would be anti-dilutive. Options to acquire approximately 5,570,735 shares of common stock with a weighted average exercise price of $6.23 and warrants to purchase 3,633,686 shares of common stock with a weighted exercise share price of $5.75 have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2002 because their effects would be anti-dilutive.

The change in common stock and additional paid-in capital reflects the stock purchase for the Employee Stock Purchase Plan.

(f)  Derivative Financial Instruments

Click2learn had no derivative financial instruments outstanding at March 31, 2003 or December 31, 2002.

(g)  Comprehensive Loss and Accumulated Other Comprehensive Loss

The following table sets forth the components of comprehensive loss for the periods presented below (in thousands):

	Three Months Ended March 31,
	2003	2002

Net loss	$(855)	$(5,684)
Foreign currency translation adjustment	60	(10)
Total comprehensive loss	$(795)	$(5,694)

Accumulated other comprehensive loss at March 31, 2003 and 2002 consists of foreign currency translation adjustments.

(h)  Stock-Based Compensation

Click2learn applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, to account for its fixed-plan stock options.  Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price on the date of the grant.  Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS 123, Click2learn has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123.  The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands):

	Three Months Ended March 31,
	2003	2002

Net loss, as reported	$(855)	$(5,684)
Add stock-based employee compensation expenses included in reported net loss, net of tax	—	5
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(1,143)	(1,595)
Pro forma net loss	$(1,998)	$(7,274)
Basic and diluted net loss per share:
As reported	$(0.03)	$(0.23)
Pro forma	$(0.08)	$(0.30)

(i) New Accounting Policies

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 has not had a material effect on Click2learn’s financial statements.

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

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and have not had a material effect on Click2learn’s financial statements.  The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 and are discussed at Note 4.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No.123 to require more prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these unaudited condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46.  FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, FIN 46 applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of FIN 46 is not expected to have a material effect on Click2learn’s financial statements.  FIN 46 requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that Click2learn will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. Click2learn has no variable interest entities as of March 31, 2003.

NOTE  2:  DISCONTINUED OPERATIONS

During January 2002, Click2learn sold certain assets of its content development business, including equipment and a customer list to NIIT under an Asset Purchase agreement for $1 million, resulting in a gain of $927,000 based on the book value of those assets. As a result of the transaction with NIIT, Click2learn significantly reduced its headcount of its custom content development business and closed certain facilities.  During the third quarter of 2002, Click2learn completed the discontinuation of its remaining custom content development business by early termination of its contract to develop content for the Washington Army National Guard. As part of the negotiation to terminate the contract, Click2learn agreed to forego the collection of $4.5 million in accounts receivable.  Results related to its custom content development business for the year ended December 31, 2002 and prior years have been reclassified as income (loss) from discontinued operations. For the three months ended March 31, 2002, we reclassified $221,000 of revenue, $1.6 million of costs related to revenue, $1.6 million of expenses, and $927,000 of other income as a loss from discontinued operations of approximately $2.0 million.

Summary operating results of the discontinued operations were as follows (in thousands):

For the Three Months Ended March 31, 2002
Revenues	$221
Cost of revenues	$(1,560)
Operating expenses	$(1,583)
Other income	$927
Loss from discontinued operations	$(1,995)

NOTE 3:  BANK CREDIT FACILITY

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

The credit facility is collateralized by a security interest in all of Click2learn’s assets.  Covenants in the loan agreements include restrictions on Click2learn’s ability to pay dividends or make other distributions, make acquisitions or investments, merge or consolidate with others or dispose of assets, as well as financial covenants limiting the amount of net losses during any three month period and requiring Click2learn to maintain certain levels of minimum tangible net worth.  If not renewed the working capital line terminates and any advances made are due on December 6, 2004.

Under the working capital line of credit, the principal amount of $2,150,000 was outstanding as of March 31, 2003.  Borrowings outstanding under the term loan were $291,667 at March 31, 2003 all of which is repayable in 2003.  As of March 31, 2003, Click2learn was in compliance with the loan’s covenants.  Click2learn reclassified $718,000 from accounts payable to a note payable of which $352,000 is current and reported as short term debt and $366,000 is long-term debt.  Aggregate short term debt of $2.6 million at March 31, 2003 is presented net of debt discount of $155,000 attributable to the issuance of common stock warrants.

NOTE 4:  GUARANTEES

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

NOTE 5:  SEGMENT INFORMATION

Click2learn’s internal reporting includes the three reportable segments:  Platforms, Tools, and Content Services.  Platforms include software licenses, subscription and hosting fees, implementation, customization, consulting, training and support for the Aspen suite as well as the Ingenium learning management system, which is the precursor product to the Aspen Learning Management Server, and the e-Learning Network, which is no longer, offered to new customers. Tools include software licenses, technical support and training related to the ToolBook line of products.  Content Services includes the placement of Click2learn personnel at customer sites on a time and material basis, the resale of third party off the shelf training content and license and hosting fees for our Rapid e-Learning Development System, which is no longer offered to new customers.

Click2learn’s operating committee, which includes its Chief Executive Officer and Chief Financial Officer, has been identified as the Chief Operating Decision Maker (CODM) as it assesses the performance of the business units and decides how to allocate resources to the business units.  Segment income is the measure of profit and loss that the CODM uses to assess performance and make decisions.  Segment income represents revenue less cost of revenue incurred within the operating segments as presented in Click2learn’s consolidated statements of operations.  Click2learn does not allocate operating expenses including research and development, sales and marketing, general and administrative, or amortization of goodwill to its operating segments.  In addition, other income (expense) are also not allocated to operating segments.

There is no intersegment revenue.  Click2learn’s CODM does not review total assets or depreciation and amortization by operating segment.  The accounting policies for reported segments are the same as Click2learn as a whole.

Revenues by geographic region which are based on the location of the customers are as follows (in thousands):

	For the Three Months Ended March 31,
	2003	2002
Revenue:
Domestic	$7,196	$6,518
International – primarily Europe	804	792
	$8,000	$7,310

Long-lived assets by geographic location are as follows (in thousands):

	March 31, 2003	December 31, 2002
Long-lived assets
Domestic	$8,377	$8,596
International – primarily Europe	177	131
	$8,554	$8,727

Long-lived assets represent property, plant, and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Quarterly Report are forward-looking. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “intend”, “believe” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

•                       Content Services revenue includes the placement of Click2learn personnel at customer sites on a time and material basis, the resale of third party off the shelf training content and license and hosting fees for our Rapid e-Learning Development System, which is no longer offered to new customers.  During 2002 we discontinued our custom content development business, which had been the primary source of revenue from Content Services in prior years.  Current and prior years’ revenue and expenses for this portion of the business have been reclassified as income or loss from discontinued operations.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are as follows:

•                                          Revenue recognition

•                                          Estimating allowances for sales returns and the allowance for doubtful accounts

•                                          Valuation of goodwill

•                                          Valuation of long-lived assets

Revenue Recognition. We recognize revenue pursuant to the requirements of Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software.

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

We assess the probability of collection based on a number of factors, including past transaction history with the customer and the current financial condition of the customer. We do not request collateral from our customers. If we determine at the time of the transaction that collection of a fee is not probable, we defer revenue until payment is received.

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

Professional services revenue is recognized from fixed price contracts as services are provided or by using the percentage-of-completion method of accounting, based on the ratio of labor costs incurred to the total estimated project cost, for individual fixed-price contracts. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become evident. Professional services revenue from time and materials contracts and training services is recognized as revenue as services are performed.

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

Allowances for Sales Returns and Doubtful Accounts. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Specifically, we must make estimates of future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing reserves for sales returns and the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates. Similarly, we must make estimates of the uncollectability of our accounts receivable. We specifically analyze accounts receivable greater than 90 days and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

Valuation of Long-Lived Assets.  SFAS 144 provides a single accounting model for disposal of long-lived assets.  SFAS 144 also changes the criteria for classifying an asset as held for sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. We adopted SFAS 144 on January 1, 2002.  The adoption of SFAS 144 did not affect our consolidated financial position or results of operations as of January 1, 2002.  The broadened definition of discontinued operations with SFAS 144 has affected the presentation and disclosure of our results of operations for the year ended 2002 and prior years presented for comparison. In accordance with SFAS 144, we review long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Results of Operations for the Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-lived Assets, the financial statements and management’s discussion and analysis present results from continuing operations with revenue and expenses related to our discontinued custom content development business as loss from discontinued operations.  See “Loss from Discontinued Operations” for additional information regarding the discontinuance of the custom content development business and the amount of revenue and costs that have been reclassified to loss from discontinued operations.

Revenue.  Total revenue was $8.0 million for the three months ended March 31, 2003, up 9% as compared to $7.3 million for the three months ended March 31, 2002.  These results primarily reflect higher Platform revenue over the three months with slightly higher Content Services revenue from continuing operations, offset by a decline in Tools revenue.  We believe the Aspen platform offers the greatest opportunity for growth in the coming periods and therefore have focused our sales and research and development efforts primarily on the Aspen platform.

Platform revenue was $6.6 million for the period ended March 31, 2003, an increase of 21% from $5.4 million for the three months ended March 31, 2002.  The increase is the result of increased demand for our Aspen suite of products and related services.  We believe that future Platforms revenue will continue to be subject to general economic conditions and overall spending levels in the technology and enterprise software sectors and that the overall economy and spending in these sectors will continue to be uncertain during 2003.

Tools revenue was $774,000 for the three months ended March 31, 2003, down 38% as compared to $1.3 million for the three months ended March 31, 2002, reflecting the heavier focus of sales and marketing on the Aspen platform.  We have recently increased our Tools-related research and development expenditures from their current levels to fund new development of the ToolBook products in 2003.  As a result, we believe that Tools related revenue may normalize at current levels or increase depending on the markets acceptance of these new products.

Content Services revenue was $674,000 for the three months ended March 31, 2003, up 6% as compared to $633,000 for the three months ended March 31, 2002, primarily as a result of slightly higher hiring levels for flexible staffing.  We do not anticipate devoting significant sales and marketing resources to this segment.  As a result, we do not expect Content Services revenue to continue to increase and believe it is likely to decline.

Cost of Revenue.  Cost of revenue was $2.3 million for the three months ended March 31, 2003, down 13% from $2.6 million for the three months ended March 31, 2002.  Cost as a percentage of revenue decreased to 28% from 35% for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.  The decrease is a result of flat or lower costs of revenue for each revenue category.

Cost of Platforms revenue includes labor costs associated with software consulting, implementations and support, costs of packaging and duplication and the costs of providing the data center at which we host certain of our customers’ Aspen implementations.  Cost of Platforms revenue was $1.6 million for the three months ended March 31, 2003, unchanged from the three months ended March 31, 2002.  Cost as a percentage of revenue decreased to 24% from 29% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.  The decrease as a percentage of revenue resulted from the ability to complete implementation services projects at a lower cost through use of personnel located in Hyderabad, India, which was partially offset by an increase in cost resulting from additional personnel related to our U.S. data center.

Cost of Tools revenue includes labor costs associated with training and support of ToolBook customers, costs of packaging, duplication, and royalties. Cost of Tools revenue was $125,000 for the three months ended March 31, 2003, a decrease of 68% from $395,000 for the three months ended March 31, 2002.  The decrease is due to reduced Tools revenue and a higher percentage of lower-cost license revenue relative to services revenue.  Cost as a percentage of revenue decreased to 16% from 31% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Cost of Content Services revenue includes personnel costs for professional services in connection with temporary placements and royalties on sales of third party content. Cost of Content Services revenue was $572,000 for the three months ended March 31, 2003, a decrease of 13% from $655,000 for the three months ended March 31, 2002.  The decrease was due primarily to cost reductions from eliminating staff that were under-utilized in the three months ended March 31, 2002.  Cost as a percentage of revenue decreased from 103% to 85% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Operating Expenses

Research and Development.  Research and development expenses include expenses associated with the development of new products and new product versions and consist primarily of salaries; amortization of purchased software, depreciation of development equipment, supplies and overhead allocations.  Research and development expenses decreased 35% from $2.3 million in the three months ended March 31, 2002 to $1.5 million in the three months ended March 31, 2003.  This decrease was due to cost control measures implemented in third and fourth quarters of 2002 and the use of personnel located in Hyderabad, India. Research and development expenses as a percentage of total revenue from continuing operations decreased from 31% in the three months ended March 31, 2002 to 19% in the three months ended March 31, 2003.  We expect research and development expenses to increase in the second quarter of 2003 when we begin to amortize purchased technology included in our virtual classroom product and when costs related to increased development efforts related to ToolBook are reflected.

Sales and Marketing.  Sales and marketing expenses consist primarily of sales, technical support and marketing personnel costs, sales commissions, travel, advertising, public relations, seminars, trade shows and other marketing literature and overhead costs.  Sales and marketing expenses decreased 17% from $4.4 million in the three months ended March 31, 2002 to $3.7 million in the three months ended March 31, 2003.  This decrease was due primarily to cost control measures implemented in third and fourth quarters of 2002.  Sales and marketing expenses as a percentage of total revenue from continuing operations decreased from 61% in the three months ended March 31, 2002 to 46% in the three months ended March 31, 2003.  We expect sales and marketing expenses to decrease in the second quarter of 2003 as a result of organizational changes in our European sales office.

General and Administrative.  General and administrative expenses consist primarily of salaries and other personnel-related expenses for administrative, executive and finance personnel as well as outside advisors.  General and administrative expenses decreased 16% from $1.6 million in the three months ended March 31, 2002 to $1.3 million in the three months ended March 31, 2003.  This decrease was due primarily to cost control measures implemented in third and fourth quarters of 2002.  General and administrative expenses as a percentage of total revenue decreased from 22% in the three months ended March 31, 2002 to 17% in the three months ended March 31, 2003.  General and administrative expenses may increase in future quarters as we incur additional professional services fees related to the adoption of compliance guidelines required under section 404 of the Sarbanes-Oxley Act.

Other Income (Expense).  Interest income (expense), net, for the three months ended March 31, 2003 was ($47,000) as compared to $16,000 for the three months ended March 31, 2002. The change was due to minimum interest expenses and loan availability fees related to our Silicon Valley Bank line of credit offset by interest earned on investment balances.

Equity in Losses of Affiliate.  Click2learn Japan K.K. is a joint venture and we account for our interest using the equity method of accounting. We recorded a loss from affiliate of $25,000 and $75,000 for the quarters ended March 31, 2003 and 2002, respectively, representing our equity share of losses.  We anticipate in the near term our portion of the joint venture’s losses will remain at current levels or decline slightly.  We do not have obligations to provide future financing.

Loss from Discontinued Operations.  We discontinued our custom content development business during 2002.  Results related to our custom content development for 2002 have been reclassified as income (loss) from discontinued operations.  For the three months ended March 31, 2002, we reclassified $221,000 of revenue, $1.6 million of costs related to revenue, $1.6 million of expenses, and $927,000 of gain from the sale of assets as a combined loss from discontinued operations of $2.0 million.  The bulk of these expenses reflect the termination costs for personnel and facilities.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes certain provisions of APB Opinion No. 30, Reporting the Results of Operations— Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions and supersedes SFAS 121. We adopted SFAS 144 as of January 1, 2002. The adoption of SFAS 144 did not affect our consolidated financial position or results of operations as of January 1, 2002.  The broadened definition of discontinued

operations within SFAS 144 has affected the presentation and disclosure of our results of operations for the three-month period ended March 31, 2002.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 has not had a material effect on our financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  EITF 00-21 will be effective for periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a material impact on Click2learn’s financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements.  The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 and are not expected to have a material effect on our financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends FASB Statement No. 123 (“Statement 123”), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require more prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46.  FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, FIN 46 applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of FIN 46 is not expected to have a material effect on our financial statements.  FIN 46 requires certain disclosures in our financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.  We have no variable interest entities as of March 31, 2003.

Liquidity and Capital Resources

At March 31, 2003, our principal source of liquidity was $9.2 million of accounts receivable, down from $10.8 million on December 31, 2002, primarily due to improved collection efforts.  We believe our risk on current Platform-related receivables is low given the general financial strength of our customers.  As of March 31, 2003, we had one significant account, a receivable of approximately $500,000 from an international customer, over 90 days past due for which we believe collectibility is at risk.   We increased our bad debt reserve for this account in 2002.  At March 31, 2003 we had no other collectibility or billing problems with any major customers or classes of customers.

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

At March 31, 2003, we had cash and cash equivalents totaling $4.1 million, up from $3.6 million at December 31, 2002.  The increase in cash was primarily the result of positive cash flows from operations during the three month period ended March 31, 2003.  This is the result of discontinuing our custom content development operations as well as steps we took in the second half of 2002 to significantly reduce costs together with higher revenue.  As a result, we believe we can continue to generate positive cash flow from operations at currently anticipated revenue levels and revenue mix.  Based on these trends, we anticipate that our cash and cash equivalents will be sufficient to meet our working capital needs and capital expenditures for at least the next 12 months.   However, we will continue to monitor our cash and liquidity and will seek additional financing or make additional expense reductions if it becomes required.

Net cash used in investing activities was $364,000 in the three months ended March 31, 2003.  Net cash used in investing activities was primarily used for purchases of equipment. As of March 31, 2003, we had no material commitments for capital expenditures and had commitments under non-cancelable operating leases with terms in excess of one year of $7.4 million through 2008.

Cash provided by financing activities was $66,000 in the three months ended March 31, 2003, resulting primarily from draws against the Silicon Valley Bank credit facility, net of payments on debt, and amounts received from purchases under our Employee Stock Purchase Plan. Cash used for payments on debt was $5.1 million in the three months ended March 31, 2003.

In December 2002 we consolidated our existing $4 million working capital line of credit and $1 million term loan facility with Silicon Valley Bank into a new $10 million working capital line.  Under the new facility we will continue to repay the remaining balance of the term loan in accordance with the original terms (monthly payments of $41,666.67 plus interest ending October 1, 2003), and the unpaid balance of the term loan will not be available for new loans under the line of credit.  The term loan and the working capital line will bear interest at the greater of Silicon Valley Bank prime rate plus 2.25% or 7.0% and have minimum monthly interest of $8,500 per month regardless of the loan balances.  The credit facility is collateralized by a security interest in all of our assets.  Covenants in the loan agreements include restrictions on our ability to pay dividends or make other distributions, make acquisitions or investments, merge or consolidate with others or dispose of assets, as well as financial covenants limiting the amount of net losses during any three-month period and requiring us to maintain certain levels of minimum tangible net worth.  The failure to meet those covenants could prevent us from accessing the working capital line and result in the acceleration of any balances under the working capital line and term loan. If not renewed the working capital line terminates and any advances made are due on December 6, 2004.  At March 31, 2003, we had a balance of $292,000 on the term loan facility and $2.0 million on the working capital line, net of debt discount of $155,000.

The amount available under the working capital line of credit as of March 31, 2003 is 65% of our eligible accounts receivable.  This percentage may be adjusted up or down based on a quarterly analysis by the bank.  Eligible accounts receivable are those accounts receivable that the bank determines in its good faith business judgment to include in the borrowing base.  Certain accounts, such as accounts that are over 90 days past due, unbilled receivables and foreign or government accounts, are not currently eligible.  Although we may take steps to include foreign and government accounts in our borrowing base, there is additional cost involved and we have not deemed it necessary to do so to date.  As a result of this limitation on eligible accounts, the entire $10 million is not currently available to us under the line of credit and the entire $10 million may not become available in the future.  Moreover, because the amount available for borrowing under our agreement is based on our eligible accounts receivable, we may from time to time become over-advanced under the line of credit if our eligible accounts receivable decrease, either because they have been collected but not applied against the existing obligations in the case of the term loan or because they have become ineligible under the terms of the agreement.  In such a case we may be required to immediately repay a portion of the amount borrowed sufficient to bring the total amount owed to no more than the total availability under the loan facility.

We anticipate that as a result of the discontinuance of our custom content development business and the steps we have taken to reduce expenses our business will be cash flow positive at currently anticipated revenue levels and revenue mix during 2003.  However, we cannot assure you that anticipated revenue levels or revenue mix will be achieved or that our business will continue to generate the cash needed to finance our operations.

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

Our contractual commitments at March 31, 2003 are substantially similar to those at December 31, 2002 disclosed in our annual report on Form 10-K.

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

Although our business generated positive cash flow during the last two fiscal quarters and we expect to generate positive cash flow from operations at currently anticipated revenue levels and revenue mix during 2003, we may not achieve expected revenue levels or revenue mix and our business may not maintain positive cash flow.  If our business does not generate the cash needed to finance our operations, we may need to obtain additional financing or take steps to restrict our operations in order to conserve existing cash.  In addition, poor financial results or unanticipated expenses could give rise to additional financing requirements. We may be unable to obtain financing on terms favorable to us, or at all.  If we need to obtain financing and adequate funds are not available or are not available on acceptable terms, we may be required to make further expense reductions, which could significantly restrict our operations and limit our ability to enhance our products, fund expansion, respond to competitive pressures or take advantage of business opportunities.

A deterioration of general economic conditions may materially and adversely affect our business.

Our revenue is subject to fluctuation as a result of general economic conditions and overall spending in the technology and enterprise software sectors. A significant portion of our revenue is derived from the sale of products and services to large companies or government agencies, which historically have reduced their expenditures for enterprise software applications during economic downturns. In recent quarters, our sales force has experienced increased delays, cancellations or reductions in scope of sales opportunities as a result of the downturn in the economy.  Further war or acts of terrorism may cause the economy to weaken further, which could result in organizations further delaying, canceling, or reducing capital expenditures generally and spending on enterprise software applications in particular.  Such delays, cancellations or reductions could adversely affect our business.

We have a history of losses and may have continued losses in the future.

We incurred a net loss of approximately $855,000 for the three months ended March 31, 2003.  As of March 31, 2003, our accumulated deficit was $230.9 million.  Although our business generated positive cash flow during the three-month period, we have not yet achieved profitability and may not do so during 2003. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

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

International operations may impose substantial burdens on our resources, divert management’s attention or otherwise harm our business.

We rely on independent partners in foreign countries to help conduct our international operations and sales and marketing efforts. Our success in international markets consequently will depend to a large degree on the success of these independent partners, over which we have little control. If they are unwilling or unable to dedicate sufficient resources to our relationships, our international operations will suffer.

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

We are subject to numerous covenants in our agreement with Silicon Valley Bank that impose financial and operating restrictions on our business if we wish to maintain availability of the credit facility. These restrictions may affect our ability to operate our business, may limit our ability to take advantage of potential business opportunities as they arise, and may adversely affect the conduct of our current business. These covenants place restrictions on our ability to, among other things:

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

•                       create liens on our assets; and

•                       extend  or guaranty credit.

In addition, the terms of our indebtedness require that we meet certain financial covenants related to maximum net losses and minimum tangible net worth. The covenants governing our existing indebtedness restrict our operations and those of our subsidiaries, and these limitations could impair our ability to meet such financial covenants. In addition, our ability to meet these financial covenants and to comply with other provisions governing our indebtedness may be affected by changes in economic or business conditions or other events beyond our control. Moreover, failure to comply with our debt-related obligations could result in an event of default that, if not cured or waived, could result in an acceleration of our indebtedness.  We are currently in compliance with these covenants, but we cannot assure you that we will not violate these covenants in the future.  In the past, we have on occasion violated certain of the covenants under our loan agreements with Silicon Valley Bank and the bank has waived those violations without cost to us.  However, we cannot assure you that the bank will waive any future violations at no cost to us, or at all.

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

We host certain of our customers’ enterprise learning software implementations at our data center and provide access to that software using the Internet. The Internet is a public network and data is sent over this network from many sources. Although we take reasonable steps in accordance with current industry practices to ensure the security of our hosting systems and customer data, computer viruses could be introduced into our systems or those of our customers, which could disrupt the operation of our hosting systems or make them inaccessible to users. We depend on Internet service providers and telecommunications companies and the efficient operation of their computer networks and other computer equipment to enable customers to access and use hosted software implementations. Each of these has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems, which could cause our customers to believe we were at fault and withhold payments due to us.

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

The trading price of our common stock has been and is likely to continue to be highly volatile.  For example, during the 52-week period ended March 31, 2003, the price of our common stock ranged from $0.23 to $4.90 per share.  Our stock price is subject to continued fluctuations in response to a number of factors, including:

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

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation.  We may be the targets of this type of litigation in the future.  Securities litigation against us could result in substantial costs and divert our management’s attention, which could seriously harm our business.

In addition, to maintain our listing the Nasdaq National Market we must continue to maintain a minimum bid price for our common stock of $1.00 per share or more. During 2002, our common stock traded below the $1.00 minimum bid requirement for a period of time such that we no longer met the continued listing criteria for the Nasdaq National Market.   Although we have regained compliance with the listing criteria and are currently in good standing on the Nasdaq National Market, our minimum bid price may again drop below the $1.00 minimum bid price for a sufficient period of time that we do not meet the continued listing criteria.  Loss of our Nasdaq National Market status could also make it more difficult for us to raise capital or complete acquisitions.

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

Foreign Currency Exchange Risk. We have foreign currency risk as a result of foreign subsidiary activities. For the three months ended March 31, 2003, international revenue from foreign subsidiaries accounted for approximately 7% of total revenue. All foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the three months ended March 31, 2003 was not material. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

Item 4.  Controls and Procedures

Click2learn maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

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

Item 4.                    Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5.                    Other Information

Management Changes.  In March 2003 Stephen Bennett resigned as Senior Vice President, Europe, Middle East, and Africa ("EMEA") to pursue other opportunities.  In April 2003 the Board appointed Gary Millrood, formerly Senior Vice President, North American Sales as Executive Vice President, Worldwide Sales and Alliances to take over Mr. Bennett’s responsibilities with respect to sales in the region.  Mr. Millrood’s appointment was effective April 15, 2003.  The Board also approved the appointment of Grant Smuts, formerly Vice President, Asia Pacific as Vice President, EMEA to take over Mr. Bennett’s responsibilities for operations in the region.  We anticipate Mr. Smuts’ appointment will take effect by the end of June 2003.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits.

10.01	Tenth Amendment to Lease Agreement dated as of March 3, 2003 by and between Click2learn and EOP-110 Atrium Place, L.L.C.

99.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002

99.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002

(b)            Reports on Form 8-K.

A report on Form 8-K dated January 3, 2003 was filed announcing the date of Click2learn’s conference call to discuss results for the three and 12 months ended December 31, 2002. No financial statements were filed with such report.

A report on Form 8-K dated January 23, 2003 was filed announcing that, Microsoft Corporation accounted for more than 10% of Click2learn, Inc.’s total revenue during fiscal year 2002.  No financial statements were filed with such report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICK2LEARN, INC.

May 14, 2003	/s/John D. Atherly
Date	John D. Atherly Vice President, Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)

Certification of Chief Executive Officer

I, Kevin M. Oakes, certify that:

1.                   I have reviewed this quarterly report on Form 10-Q of Click2learn, Inc.;

2.                   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)        Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of registrant’s Board of Directors (or persons performing the equivalent function):

a)        All significant deficiencies in the design or operation of internal controls which could adversely affect registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kevin M. Oakes
Kevin M. Oakes
Chief Executive Officer

Certification of Chief Financial Officer

I, John D. Atherly, certify that:

1.                   I have reviewed this quarterly report on Form 10-Q of Click2learn, Inc.;

2.                   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)        Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of registrant’s Board of Directors (or persons performing the equivalent function):

a)        All significant deficiencies in the design or operation of internal controls which could adversely affect registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John D. Atherly
John D. Atherly
Chief Financial Officer

Exhibit List

10.01	Tenth Amendment to Lease Agreement dated as of March 3, 2003 by and between Click2learn and EOP-110 Atrium Place, L.L.C.

99.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002

99.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbane-Oxley Act of 2002