Form 10-Q
period 2003-06-30
CLICK2LEARN INC/DE/
filed 2003-08-12
CIK 1052327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares outstanding of the issuer’s Common Stock, par value $0.01, as of July 15, 2003 was 32,397,808 shares.

CLICK2LEARN, INC.

FORM 10 -Q

For the Quarter Ended June 30, 2003

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CLICK2LEARN, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	June 30, 2003	December 31, 2002
Assets

Current assets:
Cash and cash equivalents	$15,750	$3,586
Accounts receivable, net of allowance for returns and doubtful accounts of $861 in 2003 and $927 in 2002	9,458	10,785
Prepaid royalties and licenses	76	157
Other	1,352	1,619
Total current assets	26,636	16,147
Property and equipment, net	1,015	1,214
Goodwill	2,877	2,877
Intangible assets, net	4,109	4,636
Other	589	599
Total assets	$35,226	$25,473

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,426	$2,934
Accrued compensation and benefits	2,254	2,294
Deferred revenue	4,377	4,435
Short term debt	3,213	2,400
Other	935	1,184
Total current liabilities	12,205	13,247
Other noncurrent liabilities	222	—
Total liabilities	12,427	13,247

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; issued and outstanding no shares in 2003 and 2002	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding 32,397,808 shares in 2003 and 24,600,114 shares in 2002	325	246
Additional paid-in capital	254,619	242,570
Accumulated deficit	(231,689)	(230,008)
Accumulated other comprehensive loss	(456)	(582)
Total stockholders’ equity	22,799	12,226
Total liabilities and stockholders’ equity	$35,226	$25,473

See accompanying notes to unaudited condensed Consolidated Financial Statements

CLICK2LEARN, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenue:
Platforms	$6,871	$5,518	$13,423	$10,936
Tools	784	1,236	1,558	2,495
Content services	474	848	1,148	1,481
Total revenue	8,129	7,602	16,129	14,912

Cost of revenue:
Platforms	1,476	1,480	3,050	3,054
Tools	133	287	258	682
Content services	445	652	1,017	1,307
Total cost of revenue	2,054	2,419	4,325	5,043
Gross margin	6,075	5,183	11,804	9,869

Operating expenses:
Research and development	1,913	2,404	3,397	4,685
Sales and marketing	3,499	4,831	7,177	9,263
General and administrative	1,411	1,435	2,751	3,038
Total operating expenses	6,823	8,670	13,325	16,986
Operating loss from continuing operations	(748)	(3,487)	(1,521)	(7,117)

Other income (expense)	(46)	(3)	(93)	13
Equity in losses of affiliate	(25)	(75)	(50)	(150)
Loss from continuing operations before income taxes	(819)	(3,565)	(1,664)	(7,254)

Income tax	(7)	—	(17)	—
Loss from continuing operations	(826)	(3,565)	(1,681)	(7,254)

Loss from discontinued operations	—	(656)	—	(2,651)
Net loss	$(826)	$(4,221)	$(1,681)	$(9,905)

Amounts per share, basic and diluted:
Loss from continuing operations	$(0.03)	$(0.14)	$(0.07)	$(0.29)
Loss from discontinued operations	—	(0.03)	—	(0.11)
Net loss	$(0.03)	$(0.17)	$(0.07)	$(0.40)

Weighted average common shares outstanding, basic and diluted	25,757	24,271	25,288	24,235

See accompanying notes to unaudited condensed Consolidated Financial Statements

CLICK2LEARN, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Continuing operations:
Net loss	$(1,681)	$(7,254)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Depreciation and amortization	1,168	1,196

Write-off property and equipment	—	270
Provision for returns and doubtful accounts	317	833
Amortization of discount on debt	44	—
Stock compensation expense	—	5
Equity losses of affiliate	50	150
Net change in certain operating assets and liabilities	236	5,100
Net cash provided by continuing operating activities	134	300
Discontinued operations:
Loss from discontinued operations	—	(2,651)
Gain on sale of assets	—	(927)
Net cash used in discontinued operating activities	—	(3,578)
Net cash provided by (used in) operating activities	134	(3,278)
Cash flows from investing activities:
Continuing operations:
Purchase of property and equipment	(442)	(2,880)
Other	(40)	16
Net cash used in continuing investing activities	(482)	(2,864)
Discontinued operations:
Proceeds from sale of assets	—	1,000
Net cash provided by discontinued activities	—	1,000
Net cash used in investing activities	(482)	(1,864)
Cash flows from financing activities:
Repayments on debt	(13,318)	(263)
Proceeds from borrowings	13,576	400
Proceeds from exercise of stock options	—	95
Net proceeds from sale of common stock	12,128	335
Net cash provided by financing activities	12,386	567
Effect of foreign exchange rate changes on cash	126	1
Net increase (decrease) in cash and cash equivalents	12,164	(4,574)
Cash and cash equivalents at beginning of period	3,586	9,553
Cash and cash equivalents at end of period	$15,750	$4,979

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

(b) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Click2learn, Inc., (“Click2learn”) include the accounts of Click2learn and its wholly-owned subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

These statements reflect all normal recurring adjustmentswhich, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented.  Interim results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results for the full fiscal year.  Factors that may affect such operating results, include, but are not limited to, those discussed in “Factors That May Affect Future Results of Operations.”  Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Click2learn’s Annual Report on Form 10-K for the year ended December 31, 2002.

(c) Other Current Assets

The following table sets forth the components of other current assets (in thousands):

	June 30, 2003	December 31, 2002
Prepaid expense	$514	$430
Prepaid insurance	497	618
Other	341	571
Total other current assets	$1,352	$1,619

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

For software license fees in single element arrangements and multiple element arrangementsthat do not include customization or consulting services, delivery typically is deemed to occur when the product is shipped to customers.

At the time of each transaction, Click2learn assesses whether the fee associated with its revenue is fixed and determinable and whether or not collection is probable. Click2learn assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after Click2learn’s normal payment terms, based upon a variable matrix such as a minimum level of distribution or subject to refund (other than refunds for warranty claims or its uncured defaults), Click2learn accounts for the fee as not being fixed and determinable. In these cases, Click2learn defers revenue and recognizes it when it becomes due and payable.

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

Excluded from the computation of diluted loss per share for the three and six months ended June 30, 2003 are options to acquire approximately  6,115,810 shares of common stock with a weighted average exercise price of $3.81 and warrants to purchase 6,937,055 shares of common stock with a weighted average exercise price of $3.34 because their effects would be anti-dilutive. Options to acquire approximately 5,396,505 shares of common stock with a weighted average exercise price of $6.02 and warrants to purchase 3,633,686 shares of common stock with a weighted exercise share price of $5.75 have been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2002 because their effects would be anti-dilutive.

The change in common stock and additional paid-in capital reflects the private placement to accredited investors of 7,460,000 shares of our common stock and warrants to purchase an additional 2,611,225 shares of our common stock on June 20, 2003 and stock purchase for the Employee Stock Purchase Plan on January 31, 2003.

(f) Derivative Financial Instruments

Click2learn had no derivative financial instruments outstanding at June 30, 2003 or December 31, 2002.

(g) Comprehensive Loss and Accumulated Other Comprehensive Loss

The following table sets forth the components of comprehensive loss for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss	$(826)	$(4,221)	$(1,681)	$(9,905)
Foreign currency translation adjustment	66	83	126	1
Total comprehensive loss	$(760)	$(4,138)	$(1,555)	$(9,904)

Accumulated other comprehensive loss at June 30, 2003 and 2002 consists of foreign currency translation adjustments.

(h) Stock-Based Compensation

Click2learn applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, to account for its fixed-plan stock options.  Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price on the date of the grant.  Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS 123, Click2learn has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123.  The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss, as reported	$(826)	$(4,221)	$(1,681)	$(9,905)
Add stock-based employee compensation expenses included in reported net loss, net of tax	—	—	—	5
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	$(1,058)	$(1,488)	$(2,201)	$(3,083)
Pro forma net loss	$(1,884)	$(5,709)	$(3,882)	$(12,988)
Basic and diluted net loss per share:
As reported	$(0.03)	$(0.17)	$(0.07)	$(0.40)
Pro forma	$(0.07)	$(0.24)	$(0.15)	$(0.54)

(i) New Accounting Policies

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.  FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46.  FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, FIN 46 applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of FIN 46 is not expected to have a material effect on Click2learn’s financial statements.  FIN 46 requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that Click2learn will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. Click2learn has no variable interest entities as of June 30, 2003.

In April 2003, the FASB issued SFAS No. 149 (“SFAS No. 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relations designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003.  For those issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates.  In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003.  The adoption of SFAS No. 149 is not expected to have a material effect on Click2learn’s financial statements.

In May 2003, the FASB issued SFAS No. 150 (“SFAS No. 150”), Accounting for Certain Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for Click2learn beginning September 1, 2003.  The adoption of SFAS No. 150 is not expected to have a material effect on Click2learn’s financial statements.

NOTE  2:  DISCONTINUED OPERATIONS

During January 2002, Click2learn sold certain assets of its content development business, including equipment and a customer list to NIIT (USA), Inc. (“NIIT”), the U.S. operations of NIIT Limited, a global custom software development firm, under an Asset Purchase agreement for $1 million, resulting in a gain of $927,000 based on the book value of those assets. As a result of the transaction with NIIT, Click2learn significantly reduced the headcount of its custom content development business and closed certain facilities.  During the third quarter of 2002, Click2learn completed the discontinuation of its remaining custom content development business by early termination of its contract to develop content for the Washington Army National Guard. As part of the negotiation to terminate the contract, Click2learn agreed to forego the collection of $4.5 million in accounts receivable.  Results related to its custom content development business for the year ended December 31, 2002 and prior years have been reclassified as income (loss) from discontinued operations.

Summary operating results of the discontinued operations were as follows (in thousands):

	For the Three Months Ended June 30, 2002	For the Six Months Ended June 30, 2002
Revenues	$27	$248
Cost of revenues	$(683)	$(2,243)
Operating expenses	$—	$(1,583)
Other income	$—	$927
Loss from discontinued operations	$(656)	$(2,651)

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

The credit facility is collateralized by a security interest in all of Click2learn’s assets.  Covenants in the loan agreements include restrictions on Click2learn’s ability to pay dividends or make other distributions, make acquisitions or investments, merge or consolidate with others or dispose of assets, as well as financial covenants limiting the amount of net losses during any three month period and requiring Click2learn to maintain certain levels of minimum tangible net worth.  If not renewed, the working capital line terminates and any advances made are due on December 6, 2004.

Under the working capital line of credit, the principal amount of $2,757,000 was outstanding as of June 30, 2003.  Borrowings outstanding under the term loan were $167,000 at June 30, 2003 all of which is repayable in 2003.  As of June 30, 2003, Click2learn was in compliance with the loan’s covenants.  Click2learn has a note payable of which $408,500 is current and reported as short term debt and $222,000 is reported as long-term debt.  The total amount due under this note payable will be paid off during the three month period ended September 30, 2003.  Aggregate short-term debt of $3.2 million at June 30, 2003 is presented net of debt discount of $133,000 attributable to the issuance of common stock warrants.

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

NOTE 5:  SEGMENT INFORMATION

Click2learn’s internal reporting includes the three reportable segments:  Platforms, Tools, and Content Services.  Platforms revenue includes software licenses, subscription and hosting fees, implementation, customization, consulting, training and support related to the Aspen suite, the Ingenium learning management system, which is the precursor product to the Aspen Learning Management Server, and the e-Learning Network, which is no longer offered to new customers. Tools revenue includes software licenses, technical support and training related to the ToolBook line of products.  Content Services revenue includes the placement of Click2learn personnel at customer sites on a time and material basis, the resale of third party off the shelf training content and license and hosting fees for our Rapid e-Learning Development System, which is no longer offered to new customers.

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

Revenues by geographic region which are based on the location of the customers are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
US	$6,809	$6,916	$14,005	$13,434
UK	835	111	1,224	480
Other	485	575	900	998
	$8,129	$7,602	$16,129	$14,912

Long-lived assets by geographic location are as follows (in thousands):

	June 30, 2003	December 31, 2002
Long-lived assets
US	$7,773	$8,596
Other	228	131
	$8,001	$8,727

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

•                        Content Services revenue includes the placement of Click2learn personnel at customer sites on a time and material basis, the resale of third party off the shelf training content and license and hosting fees for our Rapid e-Learning Development System, which is no longer offered to new customers.  During 2002 we discontinued our custom content development business, which had been the primary source of revenue from Content Services in prior years.  Prior year’s revenue and expenses for this portion of the business have been reclassified as income or loss from discontinued operations.

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

Valuation of Long Lived Assets.  SFAS 144 provides a single accounting model for disposal of long-lived assets. SFAS 144 also changes the criteria for classifying an asset as held for sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. We adopted SFAS 144 on January 1, 2002.  The adoption of SFAS 144 did not affect our consolidated financial position or results of operations as of January 1, 2002.  The broadened definition of discontinued operations with SFAS 144 has affected the presentation and disclosure of our results of operations for the year ended 2002 and prior years presented for comparison. In accordance with SFAS 144, we review long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Results of Operations for the Three and Six Months Ended June 30, 2003 Compared to the Three and Six Months Ended June 30, 2002

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

Revenue.  For the three and six-month periods ended June 30, 2003 total revenue increased 7% and 8% to $8.1 million and $16.1 million as compared to $7.6 million and $14.9 million for the same periods ended June 30, 2002.  The increase in revenue is attributed to revenue growth from the Platforms category offset by declining revenue from the Tools and Content Services categories.

Platforms revenue grew 25% and 23% to $6.9 million and $13.4 million for the three and six-month periods ended June 30, 2003 as compared to $5.5 million and $10.9 million for the comparable periods ended June 30, 2002.  This growth is attributable to existing clients purchasing additional Aspen licenses or services as well as new clients purchasing initial Aspen licenses and services.  We believe that future growth in total revenue is dependant on continuing to increase Platforms revenue.

Tools revenue declined 37% and 38% to $784,000 and $1.6 million for the three and six-month periods ended June 30, 2003 as compared to $1.2 million and $2.5 million for the periods ended June 30, 2002.  Although we recently increased our research and development investment in the ToolBook line to create a new version release, we expect Tools revenue to remain at current levels or to decline over the next six months.

Content Services revenue declined 44% and 22% to $474,000 and $1.1 million for the three and six-month periods ended June 30, 2003 as compared to $848,000 and $1.5 million for the periods ended June 30, 2002.  Current Content Services revenue is derived primarily from the placement of temporary personnel at our clients’ locations on an hourly basis.  Due to the economic downturn, demand for temporary labor resources is down.  We believe that Content Services revenue will remain at current levels or decline over the next six months.

Cost of Revenue.  For the three and six-month periods ended June 30, 2003 total cost of revenue decreased 15% and 14% to $2.1 million and $4.3 million as compared to $2.4 million and $5.0 million for the same periods ended June 30, 2002.  The decrease is primarily due to lower costs as a percentage of revenue related to our Platform revenue and declines in Tools and Content Services costs as a result of lower revenue over these periods.

Platform cost of revenue was unchanged at $1.5 million and $3.1 million for the three and six-month periods ended June 30, 2003 and June 30, 2002.  Platform cost of revenue as a percentage of Platform revenue was 21% and 23% for the three and six-month periods ended June 30, 2003 down from 27% and 28% for the same periods ended June 30, 2002.  The decline as a percentage of revenue is due to reduced labor costs on the services portion of Platform revenue resulting from performing some of this work using our operations in Hyderabad, India where comparable labor rates are lower.

Tools cost of revenue declined 53% and 62% to $133,000 and $258,000 for the three and six-month periods ended June 30, 2003 as compared to $287,000 and $682,000 for the same period ended June 30, 2002.  The decline is a result of lower Tools revenue.

Content Services cost of revenue declined 32% and 22% to $445,000 and $1 million for the three and six-month periods ended June 30, 2003 as compared to $652,000 and $1.3 million for the same period ended June 30, 2002.  The decline is a result of lower Content Services revenue.

Operating Expenses

Research and Development.  For the three and six-month periods ended June 30, 2003 total cost declined 20% and 28% to $1.9 million and $3.4 million as compared to $2.4 million and $4.7 million for the same periods ended June 30, 2002.  The decline is a result of cost cutting measures taken in the second half of 2002 that resulted in lower headcount in the United States and the establishment of research and development operations in Hyderabad, India where labor costs are lower than in the United States. We anticipate that research and development costs will increase during 2003 as a result of an increase in amortization costs related to acquired technology and increased staffing necessary for upcoming releases of the Aspen platform.

Sales and Marketing.  For the three and six-month periods ended June 30, 2003 total cost declined 28% and 23% to $3.5 million and $7.2 million as compared to $4.8 million and $9.3 million for the same periods ended June 30, 2002.  The decline is a result of cost cutting measures taken in the second half of 2002 that resulted in lower sales and marketing headcount as well as reduced advertising costs over the comparable periods.

General and Administrative.  For the three and six-month periods ended June 30, 2003 total cost declined 2% and 9% to $1.4 million and $2.8 million as compared to $1.4 million and $3.0 million for the same periods ended June 30, 2002.  The decline is a result of lower headcount in 2003.

Other Income (Expense).  For the three and six-months ended June 30, 2003 other expenses were $46,000 and $93,000.  These amounts are primarily interest on borrowing from Silicon Valley Bank.  For the same periods ended June 30, 2002 the company did not have any material other income or expenses.

Equity in Losses of Affiliate.  Losses from affiliates relate to our joint venture with Softbank in Japan, Click2learn Japan KK.  We use the equity method of accounting whereby we record our ownership portion of the joint ventures net income or loss.  For the three and six month periods ended June 30, 2003 our losses from affiliates were $25,000 and  $50,000 compared to $75,000 and $150,000 for the periods ended June 30, 2002.

Loss from Discontinued Operations.  In 2003 we have not had losses from discontinued operations.  For the three and six month periods ended June 30, 2002 losses from the discontinuation of our custom development business were $656,000 and $2.7 million respectively.

Recent Accounting Pronouncements

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

In April 2003, the FASB issued SFAS No. 149 (“SFAS No. 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relations designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003.  For those issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates.  In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003.  The adoption of SFAS No. 149 is not expected to have a material effect on Click2learn’s financial statements.

In May 2003, the FASB issued SFAS No. 150 (“SFAS No. 150”), Accounting for Certain Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for Click2learn beginning September 1, 2003.  The adoption of SFAS No. 150 is not expected to have a material effect on Click2learn’s financial statements.

Liquidity and Capital Resources

At June 30, 2003, our principal source of liquidity was $15.8 million of cash and $9.5 million of accounts receivable, up from $3.6 million of cash and down from $10.8 million of accounts receivable on December 31, 2002.  The change in cash is due primarily to the sale of common stock and warrants during June that resulted in net cash proceeds of approximately $11.9 million.  The change in accounts receivable is due primarily to improved collection efforts.  We believe our risk on current Platform-related receivables is low given the general financial strength of our customers.  As of June 30, 2003, we had one significant account, a receivable of approximately $500,000 from an international customer, over 90 days past due for which we believe collectibility is at risk.  We increased our bad debt reserve for this account in 2002.  At June 30, 2003 we had no other significant collectibility or billing problems with any major customers or classes of customers.

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

At June 30, 2003, we had cash and cash equivalents totaling $15.8 million, up from $3.6 million at December 31, 2002.  The increase in cash was primarily the result of positive cash flows from operations during the six month period ended June 30, 2003 and net cash proceeds of approximately $11.9 million from the sale of stock and warrants in June.  Based on our positive operating cash flows year-to-date and our current cash balance, we anticipate that our cash and cash equivalents will be sufficient to meet our working capital needs and capital expenditures for at least the next 12 months.  However, we will continue to monitor our cash and liquidity and will seek additional financing or make additional expense reductions if it becomes required.

Net cash used in investing activities was $482,000 in the six months ended June 30, 2003.  Net cash used in investing activities was primarily used for purchases of equipment. As of June 30, 2003, we had no material commitments for capital expenditures and had commitments under non-cancelable operating leases with terms in excess of one year of $5.8 million through 2008.

Cash provided by financing activities was $12.4 million in the six months ended June 30, 2003, resulting primarily from draws against the Silicon Valley Bank credit facility, net of payments on debt, of approximately $300,000; net cash proceeds of approximately $11.9 million from the sale of common stock and warrants in June; and approximately $200,000 received from purchases under our Employee Stock Purchase Plan. Cash from borrowings was approximately $13.6 million, while cash used for payments on debt was $13.3 million in the six months ended June 30, 2003.

In December 2002 we consolidated our existing $4 million working capital line of credit and $1 million term loan facility with Silicon Valley Bank into a new $10 million working capital line.  Under the new facility we will continue to repay the remaining balance of the term loan in accordance with the original terms (monthly payments of $41,666.67 plus interest ending October 1, 2003), and the unpaid balance of the term loan will not be available for new loans under the line of credit.  The term loan and the working capital line will bear interest at the greater of Silicon Valley Bank prime rate plus 2.25% or 7.0% and have minimum monthly interest of $8,500 per month regardless of the loan balances.  The credit facility is collateralized by a security interest in all of our assets.  Covenants in the loan agreements include restrictions on our ability to pay dividends or make other distributions, make acquisitions or investments, merge or consolidate with others or dispose of assets, as well as financial covenants limiting the amount of net losses during any three-month period and requiring us to maintain certain levels of minimum tangible net worth.  The failure to meet those covenants could prevent us from accessing the working capital line and result in the acceleration of any balances under the working capital line and term loan. If not renewed the working capital line terminates and any advances made are due on December 6, 2004.  At June 30, 2003, we had a balance of $167,000 on the term loan facility and $2.6 million on the working capital line, net of debt discount of $133,000.

The amount available under the working capital line of credit as of June 30, 2003 is 65% of our eligible accounts receivable.  This percentage may be adjusted up or down based on a quarterly analysis by the bank.  Eligible accounts receivable are those accounts receivable that the bank determines in its good faith business judgment to include in the borrowing base.  Certain accounts, such as accounts that are over 90 days past due, unbilled receivables and foreign or government accounts, are not currently eligible.  Although we may take steps to include foreign and government accounts in our borrowing base, there is additional cost involved and we have not deemed it necessary to do so to date.  As a result of this limitation on eligible accounts, the entire $10 million is not currently available to us under the line of credit and the entire $10 million may not become available in the future.  Moreover, because the amount available for borrowing under our agreement is based on our eligible accounts receivable, we may from time to time become over-advanced under the line of credit if our eligible accounts receivable decrease, either because they have been collected but not applied against the existing obligations in the case of the term loan or because they have become ineligible under the terms of the agreement.  In such a case we may be required to immediately repay a portion of the amount borrowed sufficient to bring the total amount owed to no more than the total availability under the loan facility.

Click2learn has a note payable of which $408,500 is current and reported as short-term debt and $222,000 is reported as long-term debt.  The total amount due under this note payable will be paid off during the three month period ended September 30, 2003.

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

Our contractual commitments at June 30, 2003 are substantially similar to those at December 31, 2002 disclosed in our annual report on Form 10-K.

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

Although our business generated positive cash flow from operations over the first six months of 2003 and we expect to generate positive cash flow from operations at currently anticipated revenue levels and revenue mix during the second half of 2003, we may not achieve expected revenue levels or revenue mix and our business may not maintain positive cash flow.  If our business does not generate the cash needed to finance our operations, we may need to obtain additional financing or take steps to restrict our operations in order to conserve existing cash.  In addition, poor financial results or unanticipated expenses could give rise to additional financing requirements. We may be unable to obtain financing on terms favorable to us, or at all.  If we need to obtain financing and adequate funds are not available or are not available on acceptable terms, we may be required to make further expense reductions, which could significantly restrict our operations and limit our ability to enhance our products, fund expansion, respond to competitive pressures or take advantage of business opportunities.

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

We incurred a net loss of approximately $1.7 million for the six months ended June 30, 2003.  As of June 30, 2003, our accumulated deficit was $231.7 million.  Although our business generated positive cash flow from operations over the six-month period ending June 30, 2003, we have not yet achieved profitability and may not do so during 2003. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

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

The trading price of our common stock has been and is likely to continue to be highly volatile.  For example, during the 52-week period ended June 30, 2003, the price of our common stock ranged from $0.23 to $4.90 per share.  Our stock price is subject to continued fluctuations in response to a number of factors, including:

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

Foreign Currency Exchange Risk. We have foreign currency risk as a result of foreign subsidiary activities. For the three and six months ended June 30, 2003, international revenue from foreign subsidiaries accounted for approximately 9%  and 8%, respectively, of total revenue. All foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the six months ended June 30, 2003 was not material. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

Item 4.  Controls and Procedures

Click2learn maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this report and have determined that such disclosure controls and procedures are effective.

No changes were made to our internal control over financial reporting in connection with this evaluation that has materially affected, or is reasonably like to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes In Securities and Use of Proceeds

On June 20, 2003, we sold to certain accredited investors a total of 7,460,644 shares of our common stock at a price of $1.668 per share in a private placement transaction. We also sold warrants to purchase 2,611,225 shares of common stock at an exercise price of $1.90 per share.  The purchase price for the warrants was $0.125 per warrant share.  Craig-Hallum Capital Group LLC acted as placement agent in the transaction.  The aggregate offering price for the shares and warrants was approximately $12,771,000 and the placement agent received a fee of $703,392 for its services along with warrants for the purchase of an additional 373,032 shares on the same terms as the warrants issued to investors.

The sale of shares and warrants was made only to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933 as amended (“the Act”) and was therefore exempt under the Act.  A registration statement on Form S-3 was filed subsequent to the end of the fiscal quarter with respect to the resale of the shares sold in the private placement and issuable upon exercise of warrants.

The warrants have a term of five years.  They become exercisable on December 21, 2003 and remain exercisable at any time prior to their expiration in whole or in part upon the payment of the exercise price for the number of shares with respect to which the warrants are being exercised.  In addition, the warrants may be exercised on a net exercise basis, pursuant to which the exercise price for an exercise of warrants is paid by the cancellation of a portion of the shares being exercised having a fair market value equal to the exercise price for all the shares being exercised.  However, a net exercise may only be made if there is not an effective registration statement in place on the date of such exercise covering the resale of the warrant shares and the warrant shares cannot be resold pursuant to Rule 144(k).

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

The 2003 Annual Meeting of the Stockholders of Click2learn was held on May 28, 2003 at 110  110th Avenue NE, Bellevue, Washington.  The meeting was held pursuant to a Notice of Annual Meeting of Stockholders mailed to the stockholders on or about April 23, 2003.  Two proposals were submitted to the stockholders and approved at the annual meeting, as follows:

Proposal 1: Election of Kevin M. Oakes, Ronald S. Posner and Jonathan Morgan as Class II directors to serve until the annual meeting of the stockholders to be held in 2006.  The number of votes cast for or withheld from each nominee, both in person and by proxy, was as follows:

	Kevin M. Oakes	Ronald S. Posner	Jonathan Morgan
Votes For	21,351,985	18,294,674	21,625,035
Votes Withheld	309,455	3,366,766	36,405

Proposal 2: Ratification of the appointment of KPMG LLP as our independent accountants to perform the audit of our financial statements for 2003. The number of votes cast for, cast against or abstaining from Proposal 2, both in person and by proxy, was as follows:

Votes For	21,648,758
Votes Against	5,105
Abstaining	7,577

Item 5.  Other Information

Changes to Audit Committee.  On July 2, 2003, Ronald S. Posner resigned as a member and as Chairman of the Audit Committee.  Mr. Posner resigned from the Audit Committee because his current schedule did not permit him to devote the time he felt was appropriate to devote as a member of the Audit Committee.  There has been no disagreement between Click2learn and Mr. Posner on any matter relating to Click2learn’s policies or practices.  As a result of Mr. Posner’s resignation, the Board reduced the size of the Audit Committee from four directors to three and appointed Jonathan Morgan as Chairman.  Mr. Posner will continue to serve as a member of the Board.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.01*	Employment Agreement dated as of June 26, 2003 between Click2learn and Sudheer Koneru.

10.02*	Employment Agreement dated as of June 26, 2003 between Click2learn and Srinivasan Chandrasekar.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management contract or compensatory plan or arrangement.

(b)          Reports on Form 8-K.

A report on Form 8-K dated June 20, 2003 was filed announcing the private placement to accredited investors of 7,460,000 shares of our common stock and warrants to purchase an additional 2,611,225 shares of our common stock. No financial statements were filed with such report.

A report on Form 8-K dated June 2, 2003 was filed announcing changes to the executive management team. No financial statements were filed with such report.

A report on Form 8-K dated April 24, 2003 was filed announcing results of operations for the three months ended March 31, 2003.  No financial statements were filed with such report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICK2LEARN, INC.

August 11, 2003	/s/John D. Atherly
Date	John D. Atherly
Vice President, Finance and Administration
and Chief Financial Officer
(Duly Authorized Officer and Chief Accounting Officer)

Exhibit List

10.01*	Employment Agreement dated as of June 26, 2003 between Click2learn and Sudheer Koneru.

10.02*	Employment Agreement dated as of June 26, 2003 between Click2learn and Srinivasan Chandrasekar.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management contract or compensatory plan or arrangement.