Form 10-Q
period 2003-09-30
CLICK2LEARN INC/DE/
filed 2003-11-12
CIK 1052327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MarkOne)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the issuer’s Common Stock, par value $0.01, as of October 15, 2003 was 32,626,731 shares.

CLICK2LEARN, INC.

FORM 10 –Q

For the Quarter Ended September 30, 2003

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CLICK2LEARN, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	September 30, 2003	December 31, 2002
Assets

Current assets:
Cash and cash equivalents	$14,909	$3,586
Accounts receivable, net of allowance for returns and doubtful accounts of $454 in 2003 and $927 in 2002	9,445	10,785
Prepaid royalties and licenses	43	157
Other	1,065	1,619
Total current assets	25,462	16,147
Property and equipment, net	939	1,214
Goodwill	2,877	2,877
Intangible assets, net	3,624	4,636
Other	573	599
Total assets	$33,475	$25,473

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,479	$2,934
Accrued compensation and benefits	2,560	2,294
Deferred revenue	3,590	4,435
Short term debt	3,534	2,400
Other	772	1,184
Total current liabilities	11,935	13,247
Other noncurrent liabilities	—	—
Total liabilities	11,935	13,247

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; issued and outstanding no shares in 2003 and 2002	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding 32,623,856 shares in 2003 and 24,600,114 shares in 2002	326	246
Additional paid-in capital	254,754	242,570
Accumulated deficit	(233,058)	(230,008)
Accumulated other comprehensive loss	(482)	(582)
Total stockholders’ equity	21,540	12,226
Total liabilities and stockholders’ equity	$33,475	$25,473

See accompanying notes to unaudited condensed Consolidated Financial Statements

CLICK2LEARN, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue:
Platforms	$6,443	$5,295	$19,866	$16,231
Tools	672	907	2,230	3,402
Content services	398	737	1,547	2,218
Total revenue	7,513	6,939	23,643	21,851

Cost of revenue:
Platforms	1,812	1,306	5,332	4,593
Tools	140	268	398	950
Content services	383	577	1,401	1,884
Total cost of revenue	2,335	2,151	7,131	7,427
Gross margin	5,178	4,788	16,512	14,424

Operating expenses:
Research and development	1,731	1,924	4,658	6,376
Sales and marketing	3,308	3,690	10,485	12,952
General and administrative	1,467	1,182	4,217	4,221
Employee severance	—	485	—	485
Total operating expenses	6,506	7,281	19,360	24,034
Operating loss from continuing operations	(1,328)	(2,493)	(2,848)	(9,610)

Other income (expense)	(8)	15	(101)	28
Equity in losses of affiliate	(25)	(25)	(75)	(175)
Loss from continuing operations before income taxes	(1,361)	(2,503)	(3,024)	(9,757)

Income tax	(8)	—	(26)	—
Loss from continuing operations	(1,369)	(2,503)	(3,050)	(9,757)

Loss from discontinued operations	—	(4,949)	—	(7,600)
Net loss	$(1,369)	$(7,452)	$(3,050)	$(17,357)

Amounts per share, basic and diluted:
Loss from continuing operations	$(0.04)	$(0.10)	$(0.11)	$(0.40)
Loss from discontinued operations	—	(0.20)	—	(0.31)
Net loss	$(0.04)	$(0.30)	$(0.11)	$(0.71)

Weighted average common shares outstanding, basic and diluted	32,500	24,498	27,721	24,321

See accompanying notes to unaudited condensed Consolidated Financial Statements

CLICK2LEARN, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Continuing operations:
Net loss	$(3,050)	$(9,757)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Depreciation and amortization	1,887	1,786
Write-off property and equipment	—	270
Provision for returns and doubtful accounts	(88)	936
Amortization of discount on debt	66	—
Stock compensation expense	—	5
Equity losses of affiliate	75	175
Net change in certain operating assets and liabilities	370	4,411
Net cash used in continuing operating activities	(740)	(2,174)
Discontinued operations:
Loss from discontinued operations	—	(7,600)
Accounts receivable forfeited	—	4,475
Gain on sale of assets	—	(927)
Net cash used in discontinued operating activities	—	(4,052)
Net cash used in operating activities	(740)	(6,226)
Cash flows from investing activities:
Continuing operations:
Purchase of property and equipment	(602)	(2,950)
Other	(50)	18
Net cash used in continuing investing activities	(652)	(2,932)
Discontinued operations:
Proceeds from sale of assets	—	1,000
Net cash provided by discontinued activities	—	1,000
Net cash used in investing activities	(652)	(1,932)
Cash flows from financing activities:
Repayments on debt	(21,271)	(388)
Proceeds from borrowings	21,622	2,400
Proceeds from exercise of stock options	73	95
Net proceeds from sale of common stock	12,191	532
Net cash provided by financing activities	12,615	2,639
Effect of foreign exchange rate changes on cash	100	(26)
Net increase (decrease) in cash and cash equivalents	11,323	(5,545)
Cash and cash equivalents at beginning of period	3,586	9,553
Cash and cash equivalents at end of period	$14,909	$4,008

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

These statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented.  Interim results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full fiscal year.  Factors that may affect such operating results, include, but are not limited to, those discussed in “Factors That May Affect Future Results of Operations.”  Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Click2learn’s Annual Report on Form 10-K for the year ended December 31, 2002.

(c) Other Current Assets

The following table sets forth the components of other current assets (in thousands):

	September 30, 2003	December 31, 2002
Prepaid expense	$455	$430
Prepaid insurance	351	618
Other	259	571
Total other current assets	$1,065	$1,619

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

For software license fees in single element arrangements and multiple element arrangements that do not include customization or consulting services, delivery typically is deemed to occur when the product is shipped to the customer.

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

Excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2003 are options to acquire approximately 6,010,870 shares of common stock with a weighted average exercise price of $3.73 and warrants to purchase 6,937,055 shares of common stock with a weighted average exercise price of $3.34 because their effects would be anti-dilutive. Options to acquire approximately 6,161,452 shares of common stock with a weighted average exercise price of $4.72 and warrants to purchase 3,633,686 shares of common stock with a weighted exercise share price of $5.75 have been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2002 because their effects would be anti-dilutive.

The change in common stock and additional paid-in capital reflects the stock option exercises and stock purchase for the Employee Stock Purchase Plan on July 31, 2003.

(f) Derivative Financial Instruments

Click2learn had no derivative financial instruments outstanding at September 30, 2003 or December 31, 2002.

(g) Comprehensive Loss and Accumulated Other Comprehensive Loss

The following table sets forth the components of comprehensive loss for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss	$(1,369)	$(7,452)	$(3,050)	$(17,357)
Foreign currency translation adjustment	(27)	(27)	100	(26)
Total comprehensive loss	$(1,396)	$(7,479)	$(2,950)	$(17,383)

Accumulated other comprehensive loss at September 30, 2003 and 2002 consists of foreign currency translation adjustments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss, as reported	$(1,369)	$(7,452)	$(3,050)	$(17,357)
Add stock-based employee compensation expenses included in reported net loss, net of tax	—	—	—	5
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	$(944)	$(1,239)	$(3,145)	$(4,322)
Pro forma net loss	$(2,313)	$(8,691)	$(6,195)	$(21,674)
Basic and diluted net loss per share:
As reported	$(0.04)	$(0.30)	$(0.11)	$(0.71)
Pro forma	$(0.07)	$(0.35)	$(0.22)	$(0.89)

(i) New Accounting Policies

In November 2002, the EITF reached a consensus on Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  EITF 00-21 will be effective for periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on Click2learn’s financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.  FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46.  FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. As amended by FASB Staff Position (“FSP”) No. FIN 46-6, FIN 46 is effective for variable interests in a variable interest entity created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003 (the end of fiscal 2003, December 31, 2003 for Click2learn).  Click2learn is currently reviewing the potential impact of FIN 46 on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149 (“SFAS No. 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relations designated after June 30, 2003, except for those provisions of SFAS No. 149, which relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003.  For those issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates.  In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003.  The adoption of SFAS No. 149 did not have a material effect on Click2learn’s financial statements.

In May 2003, the FASB issued SFAS No. 150 (“SFAS No. 150”), Accounting for Certain Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability.  SFAS No. 150 is effective for financial instruments entered into or modified

after May 31, 2003, and otherwise is effective for Click2learn beginning September 1, 2003.   The adoption of SFAS No. 150 did not have a material effect on Click2learn’s financial statements.

In July 2003, the EITF reached a consensus on Issue 03-5 (“EITF 03-5”), Applicability of AICPA Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2) to Non-Software Deliverables.  The consensus was reached that non-software deliverables are included within the scope of SOP 97-2 if they are included in an arrangement that contains software that is essential to the non-software deliverables’ functionality.  This consensus is effective at the beginning of the first interim period beginning after August 13, 2003.  Click2learn does not expect the adoption of EITF 03-5 to have a material impact on its financial position or results of operations.

In July 2003, the EITF reached a consensus on Issue 03-7 (“EITF 03-7”), Accounting for the Settlement of the Equity-Settled Portion of a Convertible Debt Instrument that Permits or Requires the Conversion Spread to be Settled in Stock (Instrument C of EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion”).  The consensus was reached that upon settlement of a security with the characteristics of Instrument C in Issue 90-19 by payment of the accreted value of the obligation (recognized liability) in cash and settlement of the conversion spread (unrecognized equity instrument) with stock, only the cash payment should be considered in the computation of gain or loss on extinguishment of the recognized liability.  That is, any shares transferred to settle the embedded equity instrument (referred to as the excess conversion spread in Issue 90-19) would not be considered in the settlement of the debt component.  This consensus is effective for settlement transactions entered into on or after the beginning of Click2learn’s first interim period beginning after August 13, 2003.  Click2learn does not expect the adoption of EITF 03-7 to have a material impact on its financial position or results of operations.

(j) Reclassifications

Amortization of purchased technology has been reclassified, as follows, from research and development costs to platform cost of revenue since it relates to products currently being sold by Click2learn:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002

Amortization of purchased technology	$353	$117	$823	$350

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

Summary operating results of the discontinued operations were as follows (in thousands):

	For the Three Months Ended September 30, 2002	For the Nine Months Ended September 30, 2002
Revenues	$—	$248
Cost of revenues	$(474)	$(2,717)
Operating expenses	$(4,475)	$(6,058)
Other income	$—	$927
Loss from discontinued operations	$(4,949)	$(7,600)

NOTE 3:  BANK CREDIT FACILITY

In December 2002, Click2learn consolidated its existing $4 million working capital line of credit and $1 million term loan facility with Silicon Valley Bank into a $10 million working capital line.  Under the facility Click2learn will continue to repay the remaining balance of the term loan in accordance with the original terms (monthly payments of $41,666.67 plus interest ending October 1, 2003), but the unpaid balance of the term loan will not be available under the line of credit.  The term loan and the working capital line will bear interest at the greater of Silicon Valley Bank prime rate plus 2.25% or 7.0% and have minimum monthly interest of $8,500 per month regardless of the loan balances.

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

Under the working capital line of credit, the principal amount of $3,603,251 was outstanding as of September 30, 2003.  Borrowings outstanding under the term loan were $41,667 at September 30, 2003 all of which is repayable in 2003.  As of September 30, 2003, Click2learn was in compliance with the loan’s covenants.  Aggregate short-term debt of $3.6 million at September 30, 2003 is presented net of debt discount of $111,000 attributable to the issuance of common stock warrants.

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

Click2learn’s operating committee, which includes its Chief Executive Officer and Chief Financial Officer, has been identified as the Chief Operating Decision Maker (CODM) as it assesses the performance of the business units and decides how to allocate resources to the business units.  Segment income is the measure of profit and loss that the CODM uses to assess performance and make decisions.  Segment income represents revenue less cost of revenue incurred within the operating segments as presented in Click2learn’s consolidated statements of operations.  Click2learn does not allocate operating expenses including research and development, sales and marketing, general and administrative, or amortization of goodwill to its operating segments.  In addition, other income (expense) are not allocated to operating segments.

There is no intersegment revenue.  Click2learn’s CODM does not review total assets or depreciation and amortization by operating segment.  The accounting policies for reported segments are the same as Click2learn as a whole.

Revenues by geographic region which are based on the location of the customers are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
US	$6,727	$6,404	$20,732	$19,838
UK	323	56	1,548	538
Other	463	479	1,363	1,475
	$7,513	$6,939	$23,643	$21,851

Long-lived assets by geographic location are as follows (in thousands):

	September 30, 2003	December 31, 2002
Long-lived assets:
US	$7,204	$8,596
Other	236	131
	$7,440	$8,727

Long-lived assets represent property, plant, and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization.

NOTE 6:  SUBSEQUENT EVENTS

On October 20, 2003, Click2learn entered into an Agreement and Plan of Reorganization with Docent, Inc, which was approved by Click2learn’s board of directors.  Under the terms of the agreement, Click2learn and Docent will be acquired by a new corporate entity.  Stockholders of Click2learn will receive 0.4144 shares in the new company for each common share held on the closing date or approximately 52% of the total outstanding common stock of the new company, without taking into account the exercise of options prior to the closing date.  Stockholders of Docent will receive .9525 shares of common stock in the new company for each common share held on the closing date, or approximately 48% of the total outstanding common stock of the new company, without taking into account the exercise of options prior to the closing date.  Outstanding options and warrants will be converted into options and warrants for the purchase of shares in the new corporation in accordance with the same exchange ratio.  The transaction is anticipated to be a tax-free reorganization and/or a tax-free exchange for income tax purposes.  The consummation of the merger is subject to the approval of Click2learn’s stockholders and the stockholders of Docent and other customary closing conditions.

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

Recent Developments

On October 20, 2003, we announced an agreement to combine with Docent, Inc. (“Docent”) in a merger of equals transaction.  The proposed transaction is anticipated to close in the first quarter of 2004.  The announcement of the transaction and our actions taken in preparing for the submission of the transaction to the stockholders and in planning for the integration with Docent may impact our results of operations and liquidity in future periods.  For more information on the proposed merger see “Other Information” on page 32 and for more information on the risks associated with the merger agreement see “Factors That May Affect Future Results of Operations” on page 22.   In connection with the proposed merger, Docent and we expect to file a joint proxy statement/prospectus with the Securities and Exchange Commission.  The joint proxy statement/prospectus will be mailed to all holders of our stock and will contain important information about us, Docent and the proposed transaction, risks relating to the transaction and the combined company, and related matters.  We urge all of our stockholders to read the joint proxy statement/prospectus when it becomes available.

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

Results of Operations for the Three and Nine Months Ended September 30, 2003 Compared to the Three and Nine Months Ended September 30, 2002

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

Revenue.  For the three and nine-month periods ended September 30, 2003 total revenue increased 8% in each period to $7.5 million and $23.6 million as compared to $6.9 million and $21.9 million for the comparable periods ended September 30, 2002.  The increase in revenue is attributed to revenue growth from the Platforms category offset by declining revenue from the Tools and Content Services categories.

Platforms revenue grew 22% in each period to $6.4 million and $19.9 million for the three and nine-month periods ended September 30, 2003 as compared to $5.3 million and $16.2 million for the comparable periods ended September 30, 2002.  This growth is attributable to existing clients purchasing additional Aspen licenses or services as well as new clients purchasing initial Aspen licenses and services.  We believe that future growth in total revenue is dependent on continuing to increase Platforms revenue.

Tools revenue declined 26% and 34% to $672,000 and $2.2 million for the three and nine-month periods ended September 30, 2003 as compared to $907,000 and $3.4 million for the comparable periods ended September 30, 2002.   While new product releases may result in increased customer demand and higher Tools revenue in future periods, we believe that Tools revenue will continue to decline in future periods if new releases of the products are not met with renewed customer demand.

Content Services revenue declined 46% and 30% to $398,000 and $1.5 million for the three and nine-month periods ended September 30, 2003 as compared to $737,000 and $2.2 million for the comparable periods ended September 30, 2002.  Current Content Services revenue is derived primarily from the placement of temporary personnel at our clients’ locations on an hourly basis.  Due to the economic downturn, demand for temporary labor resources, which is typically lower in the summer months, is down overall.  We expect Content Services revenue to remain at current levels or continue to decline in future periods.

International revenues for the three and nine month periods ended September 30, 2003 represented 11% and 9% respectively.  The increase in percent of revenue related to the three-month period was due primarily to lower overall revenue in the period as compared to the first two quarters of 2003 and not due to a significant increase in international revenues.

Cost of Revenue.  For the three and nine-month periods ended September 30, 2003 total cost of revenue increased 9% and decreased 4% to $2.3 million and $7.1 million as compared to $2.2 million and $7.4 million for the same periods ended September 30, 2002.  The increase over the respective three-month periods is primarily due to increased Platforms costs resulting from higher Platforms revenue and costs related to amortization of purchased technology, offset by decreases in Tools and Content Services costs as a result of lower revenue over these periods.   The decrease over the respective nine-month periods is primarily due to declines in Tools and Content Services costs as a result of lower revenue, offset by increased costs related to our Platform revenue.

Platform cost of revenue increased 39% and 16% to $1.8 million and $5.3 million for the three and nine-month periods ended September 30, 2003 as compared to $1.3 million and $4.6 million for the same periods ended September 30, 2002.  The increase was due to higher Platform revenue and increased costs related to the amortization of purchased technology, which increased substantially over the three-month period ended September 30, 2003.   Platform cost of revenue as a percentage of Platform revenue was 28% and 27% for the three and nine-month periods ended September 30, 2003 up from 25% and down from 28% for the same periods ended September 30, 2002.  The increase in costs as a percentage of revenue over the respective three-month periods was due primarily to increased costs for amortization of purchased technology to $353,000 for the quarter ended September 30, 2003 reflecting additional amortization related to our Virtual Classroom Server product.  This was up from $117,000 of amortization in the prior year period related solely to technology acquired through the purchase of Intelliprep.  The decline in costs as a percentage of revenue over the respective nine-month periods was due to reduced labor costs on the services portion of Platforms revenue resulting from performing some of this work using our operations in Hyderabad, India where comparable labor rates are lower, offset by increased costs from amortization of the purchased VCS technology during the last six months.

Tools cost of revenue declined 48% and 58% to $140,000 and $398,000 for the three and nine-month periods ended September 30, 2003 as compared to $268,000 and $950,000 for the same periods ended September 30, 2002.  The decline is a result of lower Tools revenue.  Tools cost of revenue as a percentage of Tools revenue was 21% and 18% for the three and nine-month periods ended September 30, 2003 down from 30% and 28% for the same periods ended September 30, 2002.  The decline in costs as a percentage of revenue was due primarily to the mix of licenses and services and lower costs of providing training services.

Content Services cost of revenue declined 34% and 26% to $383,000 and $1.4 million for the three and nine-month periods ended September 30, 2003 as compared to $577,000 and $1.9 million for the same periods ended September 30, 2002.  The decline is a result of lower Content Services revenue. Content cost of revenue as a percentage of Content Services revenue was 96% and 90% for the three and nine-month periods ended September 30, 2003 up from 78% and 85% for the same periods ended September 30, 2002.  The increase in costs as a percentage of revenue was due primarily to a lower revenue base with which to absorb the group’s fixed overhead.

Operating Expenses

Research and Development.  For the three and nine-month periods ended September 30, 2003 total research and development cost declined 10% and 27% to $1.7 million and $4.7 million as compared to $1.9 million and $6.4 million for the same periods ended September 30, 2002.  The decline is a result of cost cutting measures taken in the second half of 2002 that resulted in lower headcount in the United States and the establishment of research and development operations in Hyderabad, India where labor costs are lower than in the United States. We anticipate that research and development costs will increase during the remainder 2003 as a result of increased staffing necessary for upcoming releases of the Aspen platform.  In prior periods we had classified the amortization of purchased technology as research and development costs.  The costs of this amortization have been reclassified as cost of Platforms revenue for the current and historical periods reported.

Sales and Marketing.  For the three and nine-month periods ended September 30, 2003 total sales and marketing cost declined 10% and 19% to $3.3 million and $10.5 million as compared to $3.7 million and $13.0 million for the same periods ended September 30, 2002.  The decline is a result of cost cutting measures taken in the second half of 2002 that resulted in lower sales and marketing headcount as well as reduced advertising costs over the comparable periods.

General and Administrative.  Total general and administrative cost increased 24% to $1.5 million as compared to $1.2 million for the three-month period ended September 30, 2003 as compared to the same period the prior year, while costs for the nine-month period ended September 30, 2003 were unchanged from the same period in the prior year at $4.2 million.  The increase is the result of higher legal and accounting fees as well as an increase in salary expense as compared to the prior period ended September 30, 2002.  We expect general and administrative costs to increase in the coming period as a result of expenses incurred in connection with our proposed merger with Docent, regardless of the consummation of the transaction.

Other Income (Expense).  For the three and nine-months ended September 30, 2003 other expenses were $8,000 and $101,000.  These amounts were primarily interest on borrowing from Silicon Valley Bank.   For the three and nine-months ended September 30, 2002, other income was $15,000 and $28,000, which was net interest income.

Equity in Losses of Affiliate.  Losses from affiliates relate to our joint venture with Softbank in Japan, Click2learn Japan KK.  We use the equity method of accounting whereby we record our ownership portion of the joint ventures net income or loss.  For the three and nine month periods ended September 30, 2003 our losses from affiliates were $25,000 and $75,000 compared to $25,000 and $175,000 for the periods ended September 30, 2002.

Loss from Discontinued Operations.  In 2003 we have not had losses from discontinued operations.  For the three and nine month periods ended September 30, 2002 losses from the discontinuation of our custom development business were $4.9 million and $7.6 million respectively.

Income Taxes.  For the three and nine months ended September 30, 2003, we recorded income tax expense of $8,000 and $26,000 related to foreign income taxes.  For the three and nine months ended September 30, 2002, no income tax expense was recorded.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities.  EITF 00-21 will be effective for periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on Click2learn’s financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.  FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46.  FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. As amended by FASB Staff Position (“FSP”) No. FIN 46-6, FIN 46 is effective for variable interests in a variable interest entity created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003 (the end of fiscal 2003, December 31, 2003 for Click2learn).  Click2learn is currently reviewing the potential impact of FIN 46 on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149 (“SFAS No. 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relations designated after June 30, 2003, except for those provisions of SFAS No. 149, which relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003.  For those issues, the provisions that are currently in effect should continue to be applied in accordance with their respective effective dates.  In addition, certain provisions of SFAS No. 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003.  The adoption of SFAS No. 149 did not have a material effect on Click2learn’s financial statements.

In May 2003, the FASB issued SFAS No. 150 (“SFAS No. 150”), Accounting for Certain Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for Click2learn beginning September 1, 2003.   The adoption of SFAS No. 150 did not have a material effect on Click2learn’s financial statements.

In July 2003, the EITF reached a consensus on Issue 03-5 (“EITF 03-5”), “Applicability of AICPA Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2) to Non-Software Deliverables”.  The consensus was reached that non-software deliverables are included within the scope of SOP 97-2 if they are included in an arrangement that contains software that is essential to the non-software deliverables’ functionality.  This consensus is effective at the beginning of the first interim period beginning after August 13, 2003.  Click2learn does not expect the adoption of EITF 03-5 to have a material impact on its financial position or results of operations.

In July 2003, the EITF reached a consensus on Issue 03-7 (“EITF 03-7”), “Accounting for the Settlement of the Equity-Settled Portion of a Convertible Debt Instrument that Permits or Requires the Conversion Spread to be Settled in Stock (Instrument C of EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion”)”.  The consensus was reached that upon settlement of a security with the characteristics of Instrument C in Issue 90-19 by payment of the accreted value of the obligation (recognized liability) in cash and settlement of the conversion spread (unrecognized equity instrument) with stock, only the cash payment should be considered in the computation of gain or loss on extinguishment of the recognized liability.  That is, any shares transferred to settle the embedded equity instrument (referred to as the excess conversion spread in Issue 90-19) would not be considered in the settlement of the debt component.  This consensus is effective for settlement transactions entered into on or after the beginning of Click2learn’s first interim period beginning after August 13, 2003.  Click2learn does not expect the adoption of EITF 03-7 to have a material impact on its financial position or results of operations.

Liquidity and Capital Resources

At September 30, 2003, our principal source of liquidity was $14.9 million of cash and $9.4 million of accounts receivable, up from $3.6 million of cash and down from $10.8 million of accounts receivable on December 31, 2002.  The change in cash is due primarily to the sale of common stock and warrants in June of 2003 that resulted in net cash proceeds of approximately $11.9 million.  The change in accounts receivable is due primarily to improved collection efforts and the write-off of a receivable of approximately $500,000 from an international customer.  We believe our risk on current Platform-related receivables is low given the general financial strength of our customers.  At September 30, 2003 we had no significant collectibility or billing problems with any major customers or classes of customers.

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

Based on our current cash balance, we anticipate that our cash and cash equivalents will be sufficient to meet our working capital needs and capital expenditures for at least the next 12 months.   However, we will continue to monitor our cash and liquidity and will seek additional financing or make additional expense reductions if it becomes required.

Net cash used for continuing operating activities was $740,000 in the nine months ended September 30, 2003 down from $2.2 million for the same period 2002.  The change was due primarily to increased revenue and lower overall expenses in 2003 as compared to 2002.

Net cash used in investing activities was $652,000 in the nine months ended September 30, 2003.  Net cash used in investing activities was primarily used for purchases of equipment at our India office. As of September 30, 2003, we had no material commitments for capital expenditures and had commitments under non-cancelable operating leases with terms in excess of one year of $5.8 million through 2008.

Cash provided by financing activities was $12.6 million in the nine months ended September 30, 2003, resulting primarily from draws against the Silicon Valley Bank credit facility, net of payments on debt, of approximately $351,000; net cash proceeds of approximately $11.9 million from the sale of common stock and warrants in June; and approximately $373,000 received from purchases under our Employee Stock Purchase Plan and stock option exercises. Cash from borrowings was approximately $21.6 million, while cash used for payments on debt was $21.3 million in the nine months ended September 30, 2003.

In December 2002 we consolidated our existing $4 million working capital line of credit and $1 million term loan facility with Silicon Valley Bank into a $10 million working capital line.  Under the facility we will continue to repay the remaining balance of the term loan in accordance with the original terms (monthly payments of $41,666.67 plus interest ending October 1, 2003), and the unpaid balance of the term loan will not be available for new loans under the line of credit.  The term loan and the working capital line will bear interest at the greater of Silicon Valley Bank prime rate plus 2.25% or 7.0% and have minimum monthly interest of $8,500 per month regardless of the loan balances.  The credit facility is collateralized by a security interest in all of our assets.  Covenants in the loan agreements include restrictions on our ability to pay dividends or make other distributions, make acquisitions or investments, merge or consolidate with others or dispose of assets, as well as financial covenants limiting the amount of net losses during any three-month period and requiring us to maintain certain levels of minimum tangible net worth.  The failure to meet those covenants could prevent us from accessing the working capital line and result in the acceleration of any balances under the working capital line and term loan. On October 20, 2003 we announced that we had signed an agreement to merge with Docent, Inc., Silicon Valley Bank has notified us that they do not view this announcement as a breach of our loan covenants.   If not renewed the working capital line terminates and any advances made are due on December 6, 2004.  At September 30, 2003, we had a balance of $41,667 on the term loan facility and $3.5 million on the working capital line, net of debt discount of $111,000.

The amount available under the working capital line of credit as of September 30, 2003 was 65% of our eligible accounts receivable.  This percentage may be adjusted up or down based on a quarterly analysis by the bank and was recently adjusted to 75%.  Eligible accounts receivable are those accounts receivable that the bank determines in its good faith business judgment to include in the borrowing base.  Certain accounts, such as accounts that are over 90 days past due, unbilled receivables and foreign or government accounts, are not currently eligible.  Although we may take steps to include foreign and government accounts in our borrowing base, there is additional cost involved and we have not deemed it necessary to do so to date.  As a result of this limitation on eligible accounts, the entire $10 million is not currently available to us under the line of credit and the entire $10 million may not become available in the future.  Moreover, because the amount available for borrowing under our agreement is based on our eligible accounts receivable, we may from time to time become over-advanced under the line of credit if our eligible accounts receivable decrease, either because they have been collected but not applied against the existing advances or because they have become ineligible under the terms of the agreement.  In such a case we may be required to immediately repay a portion of the amount borrowed sufficient to bring the total amount owed to no more than the total availability under the loan facility.

Click2learn had a note payable of approximately $630,000 that was paid off during the three month period ended September 30, 2003.

If we terminate our planned merger with Docent under certain specified conditions we could be required to pay Docent a $2.5 million termination fee.  Such an event would negatively impact our liquidity.  If Docent terminates our planned merger under certain specified conditions they could be required to pay Click2learn a $2.5 million termination fee.  This fee would cover our anticipated expenses related to the proposed transaction and therefore would not significantly improve our liquidity.

Our long-term liquidity will be affected by numerous factors, including whether or not the announced merger with Docent closes as anticipated, demand for our Aspen platform, the level and timing of revenue, the collection of our receivables, the availability of our line of credit, the extent to which we raise additional funds from investors, the timing and extent to which we invest in new technology, the expenses of sales and marketing and new product development, the extent to which competitors are successful in developing their own products and services and increasing their own market share, acquisitions of businesses or technologies and other factors.  To the extent that our existing capital resources are insufficient to fund our activities, we may need to raise additional funds.  Such additional funding, if needed, may not be available on attractive terms or at all.  If adequate funds are not available on acceptable terms, we may be required to make further expense reductions, which could significantly restrict our operations and limit our ability to enhance our products, fund expansion, respond to competitive pressures or take advantage of business opportunities.

Our contractual commitments at September 30, 2003 are substantially similar to those at December 31, 2002 disclosed in our annual report on Form 10-K.

Factors That May Affect Future Results of Operations

Our business and results of operations are likely to be affected by our announced merger with Docent, Inc.

The announcement of the proposed transaction with Docent could have an adverse effect on our revenue in the near-term if customers delay, defer or cancel purchases pending consummation of the planned transaction due to potential uncertainty about the direction of the combined company’s product offerings and its support and service of existing products.  To the extent that our announcement of the transaction creates uncertainty among customers such that one or more large customers, or a significant group of small customers, delays purchase decisions pending consummation of the planned transaction, our results of operations could be negatively affected.  Decreased revenue could have a variety of adverse effects, including negative consequences to our relationships with, and ongoing obligations to, customers, suppliers, business partners, and others with whom we have business relationships.  In addition, our quarterly operating results and revenue could be substantially below the expectations of market analysts, which could cause a decline in our stock price.

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

•                       the ability to develop and market new or enhanced products and services in a timely manner and the market acceptance of these products and services;

•                       the timing of revenue and expense recognition; and

•                       recognition of impairment of existing assets.

Our future revenue is difficult to predict and we may not be able to adjust spending in response to revenue shortfalls. Our limited operating history with our current enterprise learning solutions and the rapidly evolving nature of the enterprise learning market make prediction of future revenue and expenses difficult. Expense levels are based, in part, on expectations as to future revenue and largely are fixed in the short term.  If we are unable to predict future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

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

We may suffer additional adverse consequences if the proposed transaction with Docent is not completed.

If the planned merger with Docent is not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•                  we would not realize the benefits we expect from becoming part of a combined company with Docent, including the potentially enhanced financial and competitive position;

•                  activities relating to the merger and related uncertainties may divert our management’s attention from our day-to-day business and cause disruptions among our employees and to our relationships with customers and business partners, thus detracting from our ability to increase revenue and minimize costs and possibly leading to a loss of revenue and market position that we may not be able to regain if the transaction does not occur;

•                  the market price of our common stock could decline following an announcement that the merger has been abandoned, to the extent that the current market price reflects a market assumption that the merger will be completed;

•                  we could be required to pay Docent a $2.5 million termination fee if the merger agreement is terminated under certain specified conditions;

•                  we would remain liable for certain costs related to the transaction, such as legal, accounting, financial advisor and financial printing fees;

•                  we may not be able to continue our present level of operations and therefore may have to scale back our present level of business and consider additional reductions in force; and

•                  we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

Sales cycles are lengthy, requiring considerable additional investment with no assurance of generating revenue from our efforts.

The period between our initial contact with a potential customer and that customer’s purchase of our products and services is lengthy and may extend over several fiscal quarters.  To sell our products and services successfully, we company generally must educate our potential customers regarding the use and benefits of our products and services, which can require significant time, capital and other resources.  The delay or failure to complete sales in a particular quarter could reduce our revenue in that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized.  If the sales cycle unexpectedly lengthens in general or for one or more large orders, it would negatively affect the timing of our revenue and our revenue growth would be harmed.

Although we must expend and allocate resources prior to completing a sales transaction, we may never generate any revenue from these activities.  In addition, many of our potential customers are large enterprises that generally take longer than smaller organizations to make significant business decisions.

Moreover, our revenue will be subject to fluctuation as a result of general economic conditions and overall spending in the technology and enterprise software sectors. A weakening economy could result in organizations further delaying, canceling, or reducing capital expenditures generally and spending on enterprise software applications in particular.  A significant portion of our revenue is derived from the sale of products and services to large companies or government agencies, which historically have reduced their expenditures for enterprise software applications during economic downturns.

Any failure to meet investor expectations for a given quarter as a result of delayed customer decisions, reduced order sizes or failed sales efforts would likely cause the price of our common stock to decline.

We have a history of losses and may have continued losses in the future.

We incurred a net loss of approximately $3.1 million for the nine months ended September 30, 2003.  As of September 30, 2003, our accumulated deficit was $233.1 million.  Although our business generated positive cash flow from operations over the nine-month period ending September 30, 2003, we have not yet achieved profitability and may not do so. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

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

The enterprise learning software market may not grow to a sufficient size or at a sufficient rate to sustain our business.

The enterprise learning software market may not grow to a sufficient size or at a sufficient rate for our business to succeed. Corporate training and education historically have been conducted primarily through classroom instruction. Although technology-based training applications have been available for many years, they currently account for only a small portion of the overall corporate learning market. Accordingly, our success will depend on the extent to which companies implement enterprise learning software solutions for the design, development, delivery and management of their corporate learning needs.

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

We face risks encountered in rapidly evolving markets and may be unsuccessful in addressing these risks.

We face risks frequently encountered in rapidly evolving markets. Specific risks we face relate to the demand for and market acceptance of our enterprise learning solutions. We may fail to adequately address these risks, and therefore our business may suffer. To address these risks, we must:

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

Our success also depends on our ability to attract, integrate, motivate and retain highly skilled technical, sales and marketing and professional services personnel. Competition for qualified personnel in the software industry is intense. To the extent we are unable to attract and retain skilled personnel our business will suffer.

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

The trading price of our common stock has been and is likely to continue to be highly volatile.  For example, during the 52-week period ended September 30, 2003, the price of our common stock ranged from $0.52 to $2.41 per share.  Our stock price is subject to continued fluctuations in response to a number of factors, including:

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

Foreign Currency Exchange Risk. We have foreign currency risk as a result of foreign subsidiary activities. For the three and nine months ended September 30, 2003, international revenue from foreign subsidiaries accounted for approximately 11% and 9%, respectively, of total revenue. All foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the nine months ended September 30, 2003 was not material. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.

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

Item 4.           Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5.           Other Information

On October 20, 2003, we announced the execution of an Agreement and Plan of Reorganization, dated as of October 20, 2003 (the “Merger Agreement”), by and among us, Docent, Hockey Merger Corporation, a Delaware corporation (“Newco”), Canuck Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Newco (“Click2learn Merger Sub”) and Devil Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Newco (“Docent Merger Sub”).  In the transaction, Click2learn Merger Sub will merge with and into us and each issued and outstanding share of our common stock will be exchanged for 0.4144 shares of Newco common stock (the “Click2learn Exchange Ratio”), Docent Merger Sub will merge with and into Docent and each issued and outstanding share of Docent common stock will be exchanged for 0.9525 shares of Newco common stock (the “Docent Exchange Ratio”).  In addition, (i) each outstanding option and warrant to purchase shares of our common stock will be assumed by Newco and will represent the right to purchase a number of shares of Newco common stock based on the Click2learn Exchange Ratio, and the exercise price per share will be adjusted accordingly, and (ii) each outstanding option and warrant to purchase Docent common stock will be assumed by Newco and will represent the right to purchase a number of shares of Newco common stock based on the Docent Exchange Ratio, and the exercise price per share will be adjusted accordingly.  The separate corporate existences of Click2learn Merger Sub and Docent Merger Sub will thereupon cease and Docent and us will each continue as wholly owned subsidiaries of Newco.

The consummation of the merger is subject to the approval of our stockholders and the stockholders of Docent and other customary closing conditions. The merger is intended to be a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended (the “Code”) and/or qualify as a tax-free exchange under Section 351 of the Code, and is expected to be treated as a purchase for financial accounting purposes, in accordance with generally accepted accounting principles generally accepted in the United States of America.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement.  Copies of the Merger Agreement and other documents related to the transaction are attached as exhibits to the Current Report of Form 8-K we filed with the Securities and Exchange Commission on October 20, 2003.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

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

 (b)                             Reports on Form 8-K.

A report on Form 8-K dated July 25, 2003 was filed announcing results of operations for the six months ended June 30, 2003.  No financial statements were filed with such report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICK2LEARN, INC.

November 12, 2003	/s/John D. Atherly
Date	John D. Atherly Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)

Exhibit List

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