Form 10-K/A
period 2002-12-31
CLICK2LEARN INC/DE/
filed 2004-02-11
CIK 1052327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 28, 2002 was $24,064,972. For the purposes of this calculation, the registrant’s officers, directors and holders of more than 10% of the registrant’s common equity as of June 28, 2002 are assumed to be affiliates.

The number of shares outstanding of the registrant’s common stock as of March 1, 2003 was 24,937,164.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 28, 2003 are incorporated by reference into Part III.

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K in response to comments received by us from the Staff of the Securities and Exchange Commission. Unless otherwise stated, all information contained in the amendment is as of April 1, 2003, the filing date of our original Annual Report on Form 10-K for the fiscal year ended December 31, 2002. This amendment does not change the previously reported financial statements.

CLICK2LEARN, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

This Annual Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Annual Report are forward-looking. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “intend”, “believe” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Item 1. Business

Overview and History

We are a leading developer and provider of enterprise learning solutions for businesses, government agencies and educational institutions. The primary technology underlying these solutions is the Aspen Enterprise Productivity Suite (“Aspen”), which combines collaborative content development, comprehensive learning management and virtual classroom systems into a single, integrated product suite with a unified architecture and user experience. With the Aspen suite and our related software products and professional services, our customers can improve productivity and increase revenue by creating, managing and delivering timely information and training across their extended enterprise of employees, suppliers, distributors and customers. Our customers can further increase the interactivity and personalization of the Aspen suite by adding additional Aspen modules such as personalized delivery, collaboration centers and performance management. The Aspen suite is a web-based system that is designed to be open, flexible and scalable and easily customized to meet unique customer needs. Our customers are in a broad range of industries including financial services, accounting, healthcare, insurance, technology, manufacturing, telecommunications, transportation, utilities, government and education.

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

The Aspen suite includes the following three basic products, which are generally licensed based on the number of individual named users or, for the Aspen Virtual Classroom Server, concurrent users of the particular product:

•	Aspen Learning Content Management Server (“Aspen LCMS”). Aspen LCMS enables customers to collaboratively create standards-compliant learning content in the form of reusable learning objects.

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

•	Aspen Learning Management Server (“Aspen LMS”). Aspen LMS is designed to allow organizations to manage learning resources from a central location and provide managers throughout the organization with access to those resources. Aspen LMS manages online learning, instructor-led training and other types of learning through a single interface, enabling organizations to efficiently use learning resources from a variety of sources, including custom content created with Aspen LCMS and other standards-compliant content authoring programs, as well as commercially available content offerings.

•	Aspen Virtual Classroom Server (“Aspen VCS”). Aspen VCS is designed to allow organizations to provide real-time learning with streaming audio and video over the Internet or intranet in an environment that enables enhanced interactivity among learners and between learners and presenters. Aspen VCS enables students to interact through a shareable white board, public and private chat, application sharing, breakout sessions, polling and Q&A. With Aspen VCS, presenters can create interactive training sessions using existing materials or materials created for the session. Aspen VCS can capture and categorize virtual classroom sessions, which can then be used to create new learning materials.

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

Professional Services. We complement our Aspen and ToolBook product offerings with a range of professional services to enable our customers to implement, evaluate and maintain their enterprise learning solutions. Our professional services offerings include:

•	Strategic Consulting. We assist our customers in evaluating their enterprise learning needs, using enterprise learning to increase effectiveness or add value to current offerings, developing enterprise learning business models, defining a solution that best meets their enterprise learning needs and providing on-going consulting on the effectiveness of their solution and return on investment.

•	Systems Integration. We provide the services necessary to implement and customize our customers’ enterprise learning solutions and to integrate Aspen with our customers’ content, information systems and enterprise applications.

•	Training and Technical Support. We offer training that helps organizations become more self-reliant in the use of our products and in enterprise learning generally, and we offer technical support and maintenance packages for our products.

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

Customers

We provide our enterprise learning products and services to customers across a broad range of industries including financial services, accounting, health care, insurance, computer software, manufacturing, networking, telecommunications, government and education. The following is a partial list of our significant customers in 2002:

Technology/Telecommunications AT&T Charter Communications Fujitsu Network Communications Microsoft Symantec Vodafone Williams Information Services	Health Care Exempla Health Care Blue Cross Blue Shield Medco Health Solutions Medstar Health Memorial Sloan-Kettering Cancer Center

Financial Services

American Express

Barclays Bank

CUNA Mutual Group

Deloitte & Touche

Fidelity Investments

Standard & Poors

Government/Education/Non-profit

American Cancer Society

Johns Hopkins University

State of Maine

U.S. Army

Other Industries

Accenture LLP

Albertson’s Inc.

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

Competition

The enterprise learning market is a new market that is quickly evolving and subject to rapid technological change. The market is also highly fragmented, with no single competitor holding a dominant market position. We face competition from a variety of public and private companies in different segments of the enterprise learning market. Based on annual revenues, we are the second largest of three public companies focused on the enterprise learning market, these competitors are Docent, Inc. and Saba Software, Inc. We also compete with other public enterprise software companies who have product offerings targeting the enterprise learning market, but these companies do not separately report revenues from these product offerings so we cannot quantify our competitive position against these companies such as Peoplesoft, SAP, and IBM. We also compete with a number of privately-held companies focused on enterprise learning, such as Plateau Systems, Thinq Learning Solutions, Inc., Pathlore Software Corporation and KnowledgePlanet.com, Inc. Because these companies do not publicly report their revenues, we cannot quantify our competitive position against these companies.

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

Research and Development

We believe our long-standing focus on technology has attracted qualified engineering and other technical personnel and has contributed to our core technology capabilities. In May 2001, we significantly enhanced our engineering team with the acquisition of IntelliPrep Technologies, Incorporated (“IntelliPrep”), which brought a number of engineers who had previously held senior positions within Microsoft Corporation’s engineering organization. Our principal research and development groups are located in Bellevue, Washington; Rochester, New York and Hyderabad, India. Research and development expenses were $9.5 million, $8.9 million and $8.6 million in 2000, 2001 and 2002, respectively, and represented 37%, 28% and 28% of total revenue from continuing operations in those periods.

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

Restrictions on Dividends and Distributions

Loan covenants in connection with our line of credit with Silicon Valley Bank restrict us from paying any dividends or making other distributions.

Item 6. Selected Consolidated Financial Data

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Platforms	$2,549	$5,643	$12,494	$21,046	$23,345
Tools	17,914	15,312	8,602	6,983	4,290
Content services	1,464	2,736	4,399	3,180	2,842

Total revenue	21,927	23,691	25,495	31,209	30,477

Cost of revenue:
Platforms	623	1,258	1,903	3,536	5,550
Tools	2,934	3,646	1,821	1,546	1,083
Content services	1,829	2,259	3,888	2,879	2,472

Total cost of revenue	5,386	7,163	7,612	7,961	9,105

Gross margin	16,541	16,528	17,883	23,248	21,372

Operating expenses:
Research and development	6,113	7,425	9,535	8,869	8,619
Sales and marketing	14,149	15,977	20,530	18,536	16,595
General and administrative	5,767	5,227	6,623	6,457	5,997
Amortization of goodwill	—	—	—	433	—
Employee severance	—	—	—	—	485

Total operating expenses	26,029	28,629	36,688	34,295	31,696

Operating loss from continuing operations	(9,488)	(12,101)	(18,805)	(11,047)	(10,324)

Other income (expense)	2,760	856	475	(200)	(190)
Income (loss) from discontinued operations	1,569	1,240	1,544	(8,334)	(7,600)

Net loss	(5,159)	(10,005)	(16,786)	(19,581)	(18,114)
Accretion of redemption value of redeemable common stock	(1,370)	—	—	—	—
Non cash dividend associated with preferred stock	—	(2,754)	—	—	—

Net loss attributable to common stockholders	$(6,529)	$(12,759)	$(16,786)	$(19,581)	$(18,114)

Amounts per share, basic and diluted:
Loss from continuing operations	$(0.63)	$(0.77)	$(1.08)	$(0.57)	$(0.43)
Income (loss) from discontinued operations	0.15	0.08	0.09	(0.42)	(0.31)

Net loss	(0.49)	(0.68)	(0.99)	(0.99)	(0.74)
Accretion of redemption value of redeemable common stock	(0.13)	—	—	—	—
Non cash dividend associated with preferred stock	—	(0.19)	—	—	—

Net loss attributable to common stockholders	$(0.62)	$(0.87)	$(0.99)	$(0.99)	$(0.74)

Weighted average common shares outstanding, basic and diluted	10,599	14,626	16,956	19,748	24,393

Balance Sheet Data:
Cash and cash equivalents	$21,713	$19,481	$15,321	$9,553	$3,586
Working capital	24,913	27,818	21,801	20,877	2,900
Total assets	43,622	49,406	44,880	39,354	25,473
Long-term obligations	268	92	4	417	—
Stockholders’ equity	37,010	41,355	35,053	29,560	12,226

(a)	Historical information was restated to reflect the combination of Click2learn and Meliora in 1998, accounted for as a pooling-of-interests.
(b)	Historical information was restated to reflect the accounting for discontinued operations.
(c)	Historical results of operations are not necessarily indicative of future results. Refer to the “Factors that May Affect Future Results of Operations” under Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the discussion of factors which may impact future results.

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

Revenue from subscription licenses, hosting agreements and support agreements is recognized on a straight-line basis over the life of the contract. We typically bill these contracts in advance and record the deferred amounts in deferred revenue.

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

During 2002 we discontinued our custom content development business. Since the discontinuation of our custom content development business, the primary focus of our business and source of our revenue has been the sale of licenses and services related to the Aspen suite. This revenue is reported in the Platforms category. We believe that the current public market value ascribed to Click2learn is entirely based on our continuing operations, primarily the Aspen suite and the perceived future value that Aspen brings to Click2learn. At a minimum we view our market capitalization as our fair value. The goodwill on our books pertains to the acquisition of IntelliPrep in 2000. IntelliPrep’s technology enabled us to complete Aspen 1.0 and as a result we view the value ascribed to Aspen to be an indication of whether the related goodwill from the IntelliPrep acquisition is impaired. Throughout 2002 our market capitalization has continually exceeded our carrying value, therefore we did not undertake further impairment testing.

Results of Operations

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-lived Assets, the financial statements and management’s discussion and analysis present results from continuing operations with revenue and expenses related to our custom content development business for 2002 and prior years presented as income (loss) from discontinued operations. See “Income (Loss) from Discontinued Operations” for additional information regarding the discontinuance of the custom content development business and the amount of revenue and costs that have been reclassified to income (loss) from discontinued operations.

The following table presents our results of continuing operations as a percentage of total revenue for the periods indicated.

	2000	2001	2002
Statement of Operations Data:
Revenue:
Platforms	49.0%	67.4%	76.6%
Tools	33.7	22.4	14.1
Content services	17.3	10.2	9.3

Total revenue	100.0	100.0	100.0

Cost of revenue:
Platforms	7.5	11.3	18.2
Tools	7.1	5.0	3.6
Content services	15.3	9.2	8.1

Total cost of revenue	29.9	25.5	29.9

Gross margin	70.1	74.5	70.1

Operating expenses:
Research and development	37.4	28.4	28.3
Sales and marketing	80.5	59.4	54.5
General and administrative	26.0	20.7	19.7
Employee severance	0.0	0.0	1.5
Amortization of goodwill	0.0	1.4	0.0

Total operating expenses	143.9	109.9	104.0

Loss from continuing operations	(73.8)	(35.4)	(33.9)

Other income (expense):
Other income (expense), net	3.9	0.6	0.0
Equity in losses of affiliate	(2.0)	(1.2)	(0.6)

Total other income (expense)	1.9	(0.6)	(0.6)

Net loss from continuing operations	(71.9)%	(36.0)%	(34.5)%

Income (loss) from discontinued operations	6.1	(26.7)	(24.9)

Net loss	(65.8)%	(62.7)%	(59.4)%

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

Revenue. Our total revenue from continuing operations decreased 2% from $31.2 million in 2001 to $30.5 million in 2002. The decrease was attributable to decreases in Tools and Content Services revenue, offset by growth in Platforms revenue. In general list pricing for Platform license and services was unchanged in 2002 as compared to 2001, however, due in large part to the depressed high tech spending environment discounting increased. Total Platform revenue increased despite over 50% discounts due to the expansion of the Aspen suite offering. The effect of this discounting led to a decline of 14% in Platform license revenue to $9.8 million in 2002 as compared to $11.3 million in 2001. Platform service revenue in 2002 increased 39% to $13.6 million from $9.7 million in 2001 primarily due to higher unit volume for these products. The following table sets forth for the periods indicated the year over year percentage revenue growth or decline from continuing operations for each category of revenue. See Item 6 for a report of these trends in absolute dollars.

	Years Ended December 31,
	2001	2002
Revenue growth (decline):
Platforms	68%	11%
Tools	(19)%	(39)%
Content services	(28)%	(11)%
Total revenue growth (decline)	22%	(2)%

Platforms revenue includes revenue from software licenses and services associated with our Aspen suite, which combines collaborative content development, comprehensive learning management and virtual classroom systems into a single, integrated product suite with a unified architecture and user experience. The Aspen suite has been and will continue to be the primary focus of our research and development (“R&D”) and sales and marketing efforts. Platforms revenue increased 11% from $21.0 million in 2001 to $23.3 million in 2002. This increase was attributable primarily to the fact that we had our first full year of Aspen sales in 2002, which was responsible for 89% or approximately $20.8 million of Platforms revenue up from 41% or $8.6 million in 2001. The older Ingenium and e-Learning Network revenues fell to 11% in 2002 from 59% of total Platform revenues in 2001 as these offerings were replaced by Aspen. Although Platforms revenue increased, we believe that Aspen sales in 2002 were negatively impacted by the weak economy generally and decreased spending in the enterprise software and technology sectors in particular. We believe that Platforms revenue in 2003 will continue to be subject to general economic conditions and overall spending levels in the technology and enterprise software sectors and that the overall economy and spending in these sectors will continue to be uncertain during 2003.

The Tools category includes revenue from software licenses and services associated with our ToolBook products. As a result of our continued focus on Platforms, Tools revenue has continued to decline as a percentage of our total revenue and in absolute revenue dollars. Tools revenue in 2002 represented 14.1% of total revenue down from 22.4% in 2001. Tools revenue declined 39% from $7.0 million, $4.2 million from licenses and $2.8 million from services in 2001 to $4.3 million, $2.3 million from licenses and $1.9 million from services in 2002 as a result of our continued focus on the Aspen platform and a decline in the market for desktop authoring software. We do not anticipate significantly increasing our Tools-related R&D or sales and marketing expenditures from their current levels in the near term. As a result we do not expect Tools revenue to increase and believe it is likely to continue to decline.

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

Platforms cost of revenue are primarily labor costs associated with software implementations and to a lesser extent packaging and CD replication costs associated with software license sales. Cost of revenue increased 57%

from $3.5 million in 2001 to $5.6 million in 2002. The increase in costs was attributable to increased client demand for the Aspen platform and a trend toward larger Aspen license sales, which require larger implementation services engagements relative to license fees to assist these clients with the installation and customization of Aspen. In addition, because services tend to lag behind license sales, in 2002 we experienced an increase in the Aspen services as a percent of Platform revenue to 55% as compared to 43% in 2001 as we implemented licenses sold in the second half of 2001. If the size of and complexity of Aspen license implementations continues to grow, services may continue to become a greater portion of total Platform revenue and cost as a percent of revenue would continue to increase.

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

Content Services cost of revenue from continuing operations consist primarily of labor costs associated with temporary staff placements and royalties payable to the publishers of third party off-the-shelf content. Content Services costs declined 14% from $2.9 million in 2001 to $2.5 million in 2002. The reason for the decline was the decrease in Content Services revenue generally, and principally a reduction in revenue from employee placements of approximately $600,000 and the direct costs from these placements of approximately $400,000, as compared to 2002.

Operating Expenses.

Research and Development. Research and development expenses include expenses associated with the development of new products and new product versions and consist primarily of salaries, amortization of purchased software, depreciation of development equipment, supplies and overhead allocations. Research and development expenses decreased 3% from $8.9 million in 2001 to $8.6 million in 2002. This decrease was due primarily to a shifting of payroll to India in the second half of 2002 where individual salaries are lower than U.S.A. equivalents. This allowed us to increase total research and development staff while lowering salary cost $300,000 compared to 2002 costs. Research and development expenses as a percentage of total revenue from continuing operations remained unchanged at 28% in 2001 and 2002. In 2003, we expect research and development expenses to decrease in absolute dollars and as a percentage of revenue from continuing operations as the shifting of payroll to India impact the full year results.

Sales and Marketing. Sales and marketing expenses consist primarily of sales and marketing personnel costs, sales commissions, travel, advertising, public relations, seminars, trade shows and other marketing literature and overhead costs. Sales and marketing expenses decreased 10% from $18.5 million in 2001 to $16.6 million in 2002. The decrease was attributable to headcount reductions of 28% in the second half of 2002 that reduced 2002 compensation and travel expenses approximately $1.9 million as compared to 2001. Sales and marketing expenses as a percentage of total revenue from continuing operations decreased from 59% in 2001 to 54% in 2002. In 2003, we expect sales and marketing to decrease in absolute dollars and as a percentage of revenue from continuing operations as staffing reductions implemented in the second half of 2002 impact the full year results.

General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses for administrative, executive and finance personnel as well as outside advisors. General and administrative expenses decreased 7% from $6.5 million in 2001 to $6.0 million in 2002. The reduction was due to 31% lower overall headcount in the company as compared to December 31, 2001, which reduced general operating expenses $200,000 and compensation expenses $300,000 as compared to 2001. General and administrative expenses as a percentage of total revenue from continuing operations decreased from 21% in 2001 to 20% in 2002. In 2003, we expect general and administrative expenses to decrease in absolute dollars and as a percentage of revenue from continuing operations as cost control measures adopted in the second half of 2002 impact the full year results.

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

The sale to NIIT did not include any assets related to our contract to provide custom content development services for the Washington Army National Guard (“WANG”). At the time of the sale to NIIT, we intended to continue to provide these services to the WANG. However, the WANG Contract differed from our typical custom content development contract in the following important ways:

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

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

Revenue. Our total revenue from continuing operations increased 22% from $25.5 million in 2000 to $31.2 million in 2001. Growth was attributable to our focus on the Platforms portion of our business and the release of the Aspen suite, which was officially launched in the third quarter of 2001. Platforms revenue increased 68% from $12.5 million, $6.8 million from licenses and $5.7 million from services in 2000 to $21.0 million, $12.0 million from licenses and $9.0 million from services in 2001, with higher overall Platform revenue in the last two quarters of 2001 as a result of the release of the Aspen suite. In general list pricing for existing Platform license and services was unchanged in 2001 as compared to 2000. Total Platform revenue increased due to the introduction of the Aspen suite which contributed 41% or $8.6 million of 2001 Platform revenue by expanding our available product. With the introduction of Aspen our older Ingenium and e-Learning Network offerings remained flat at $12.4 million as compared to $12.5 million in 2000. Offsetting overall growth in our Platforms business in 2001 were declines in Tools and Content Services revenue. Tools revenue declined 19% from $8.6 million, $5.8 million from licenses and $2.8 million from services in 2000 to $7.0 million, $4.5 million from licenses and $2.5 million from services in 2001, while Content Services revenue from continuing operations declined 28% from $4.4 million in 2000 to $3.2 million in 2001.

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

Operating Expenses.

Research and Development. Research and development expenses decreased 7% from $9.5 million in 2000 to $8.9 million in 2001. This decrease was due to elimination of incremental spending on the e-Learning Network platform of approximately $5.6 million offset by increased expenditures for Aspen product development of approximately $5.0 million. Research and development expenses as a percentage of total revenue from continuing operations decreased from 37% in 2000 to 28% in 2001.

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

Amortization of Goodwill. Amortization of goodwill was $433,000 for 2001 as compared to $0 for 2000. The amortization of goodwill in 2001 related to the acquisition of IntelliPrep. Products obtained in the Intelliprep acquisition helped to produce $1.5 million of revenue during 2001. These products have been discontinued as separate offerings with the launching of Aspen as the Intelliprep software was integrated into the Aspen suite. Staff who joined Click2learn from Intelliprep replaced existing staff and as a result did not result in a net increase to operating expenses. The amortization expense of $1.1 million in 2001 and $946,000 in 2000, which is related to the custom content development business, has been reclassified as income (loss) from discontinued operations. In addition, we wrote-off $7.6 million of unamortized goodwill from our acquisitions of Oakes Interactive, Inc., TopShelf Multimedia, Inc., Acorn Consulting, Inc., Communication Strategies, Inc., Strategic Systems Associates, Inc., Graham-Wright Interactive, Inc., 3 Dog Multimedia, Inc. and other small custom development companies acquired over the past years in the fourth quarter of 2001. This impairment charge has been reclassified as income (loss) from discontinued operations.

Other Income (Expense). Interest income, net, on cash and cash equivalents in 2001 was $107,000 as compared to $981,000 in 2000. Our portion of Click2learn Japan K.K.’s operating loss under the equity method was $400,000 in 2001 and $510,000 in 2000.

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

Adoption of Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies certain criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. The provisions of SFAS 141 were adopted effective July 1, 2001. No business combinations were completed during the period July 1, 2001 to December 31, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have been amortized through December 31, 2001.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations. SFAS 143 would require us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. We would also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, we adjust the obligation at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We are required to adopt SFAS 143 as of January 1, 2003. The adoption of SFAS 143 is not expected to have a material effect on our financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends Statement No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS 145 is not expected to have a material effect on our financial statements.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends FASB Statement No. 123 (“Statement 123”), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require more prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our consolidated financial statements.

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

Cash used in operating activities declined significantly throughout 2002, and in the fourth quarter of 2002 we generated approximately $33,000 of positive cash flow from operating activities. This trend is the result of discontinuing our custom content development operations as well steps we took in the second half of 2002 to reduce quarterly costs from continuing operations approximately $800,000 as compared to fourth quarter 2001 levels. As a result, we believe we can generate positive cash flow from operations at currently anticipated revenue levels and revenue mix. Based on these trends, we anticipate that our cash and cash equivalents will be sufficient to meet our working capital needs and capital expenditures for at least the next 12 months. However, we will continue to monitor our cash and liquidity and will seek additional financing or make additional expense reductions if it becomes required.

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

Cash provided by financing activities was $10.5 million, $10.5 million and $2.3 million in 2000, 2001 and 2002, respectively, resulting primarily from a private placement in 2000 in which Marshall Capital Management, Inc., an accredited investor, purchased 410,678 shares of common stock at $12.175 per share and was issued warrants to purchase 205,339 shares of common stock at an exercise price of $14.61 per share (“Series A Warrants”) and warrants to purchase a maximum of 176,177 shares of common stock under certain specified conditions at an exercise price of $0.01 per share (“Series B Warrants”); a private placement to accredited investors managed by Jefferies & Company, Inc. in 2001 in which we sold 3,680,000 shares of our common stock for an aggregate purchase price of approximately $9.2 million in cash and issued the investors warrants for the purchase of an additional 1,840,000 shares of common stock at an exercise price of $4.00 per share; and draws against the Silicon Valley Bank credit facility in 2002. Cash provided by financing activities also includes amounts received from exercise of employee stock options and purchases under our Employee Stock Purchase Plan. Cash used for payments on debt was $4,000, $87,000 and $2.5 million in 2000, 2001 and 2002, respectively. As of January 1, 2004, the exercise price for the Series A Warrants was $9.05. The Series B Warrants were exercised on January 19, 2001 with respect to 74,759 shares. The remaining shares subject to the Series B Warrants were canceled. In connection with the 2001 private placement transaction, Jefferies & Company, Inc. was paid placement agent commissions of $456,750 and issued warrants for the purchase of 92,400 common shares at an exercise price of $2.50 per share, Commonwealth Associates, L.P. was paid placement agent commissions of $105,000 and issued warrants for the purchase of 18,000 common shares at an exercise price of $2.50 per share and ComVest Venture Partners, L.P. was paid placement agent commissions of $70,000 and issued warrants for the purchase of 12,000 common shares, at an exercise price of $2.50 per share. ComVest was also an investor in the 2001 private placement transaction at the same price and on the same terms and conditions as the other investors in that transaction.

In December 2002 we consolidated our existing $4 million working capital line of credit and $1 million term loan facility with Silicon Valley Bank into a new $10 million working capital line. Under the new facility we will continue to repay the remaining balance of the term loan in accordance with the original terms (monthly payments of $41,666.67 plus interest ending October 1, 2003), but the unpaid balance of the term loan will not be available for new loans under the line of credit. The term loan and the working capital line will bear interest at the greater of Silicon Valley Bank prime rate plus 2.25% or 7.0% and have minimum monthly interest of $8,500 per month regardless of the loan balances. The amount available under the line of credit as of March 1, 2003 is 65% of our eligible accounts receivable. The credit facility is collateralized by a security interest in all of our assets. Covenants in the loan agreements include restrictions on our ability to pay dividends or make other distributions, make acquisitions or investments, merge or consolidate with others or dispose of assets, as well as financial covenants limiting the amount of net losses during any three-month period to a maximum of $1.6 million and requiring us to maintain certain levels of minimum tangible net worth as follows for the fiscal quarters ending: December 31, 2002: $8,400,000; March 31, 2003: $7,100,000; June 30, 2003: $6,000,000;

September 30, 2003: $5,000,000; December 31, 2003 and each fiscal quarter ending thereafter: $4,500,000 plus (i) 100% of all consideration received by us for equity securities and subordinated debt, plus (ii) 50% of our net income in each fiscal quarter during the loan term. The failure to meet those covenants could prevent us from accessing the working capital line and result in the acceleration of any balances under the working capital line and term loan. If not renewed the working capital line terminates and any advances made are due on December 6, 2004. At December 31, 2002, we had a balance of $417,000 on the term loan facility and $2.2 million on the working capital line.

The amount available under the line of credit as of March 1, 2003 is 65% of our eligible accounts receivable, or approximately equal to our ending loan balance of $2.2 million. This amount may be adjusted up or down based on a quarterly analysis by the bank of our eligible accounts receivable. Eligible accounts receivable are those accounts receivable that the bank determines in its good faith business judgment to include in the borrowing base. Certain accounts, such as accounts that are over 90 days past due, unbilled receivables and foreign or government accounts, are not currently eligible. Although we may take steps to include foreign and governments accounts in our borrowing base, there is additional cost involved and we have not deemed it necessary to do so to date. As a result of this limitation on eligible accounts, the entire $10 million is not currently available to us under the line of credit and the entire $10 million may not become available in the future. Moreover, because the amount available for borrowing under our agreement is based on our eligible accounts receivable, we may from time to time become over-advanced under the line of credit if our eligible accounts receivable decrease, either because they have been collected but not applied against the existing obligations or because they have become ineligible under the terms of the agreement. In such a case we may be required to immediately repay a portion of the amount borrowed sufficient to bring the total amount owed to no more than the total availability under the loan facility.

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

In addition to the contractual commitments listed above we had a liability for deferred revenue of $4.4 million at December 31, 2002 up from $2.5 million at December 31, 2001. Deferred revenue is created when we bill clients for product or services prior to recognition of the related revenue with approximately 25% of this amount reflected in current accounts receivable. Approximately 85% of deferred revenue in both years resulted from contracts to deliver support and maintenance for our software products. These contracts typically have terms of twelve months therefore we recognize the revenue ratably over their life. When the contracts expire we contact the client and request renewal starting the deferred revenue cycle again. Growth to the total deferred revenue liability is primarily dependant on future sales of our software and the willingness of existing and new clients to contract for support and maintenance services.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements, Supplementary Data, and Financial Statement Schedule

Page
Consolidated Financial Statements:
Independent Auditors’ Report	33
Consolidated Balance Sheets as of December 31, 2001 and 2002	34
Consolidated Statements of Operations for the Years Ended December 31, 2000, 2001 and 2002	35
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the Years Ended December 31, 2000, 2001 and 2002	36
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002	37
Notes to Consolidated Financial Statements	38

Supplementary Data (unaudited):
Quarterly Results (Note 18 of Notes to Consolidated Financial Statements)	57

Financial Statement Schedule:
Schedule II. Valuation and Qualifying Accounts	65

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Click2learn, Inc.:

We have audited the accompanying consolidated balance sheets of Click2learn, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the index at Item 15(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

KPMG LLP

January 31, 2003

Seattle, Washington

CLICK2LEARN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	December 31,
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$9,553	$3,586
Accounts receivable, net of allowance for returns and doubtful accounts of $1,430 in 2001 and $927 in 2002	19,449	10,785
Inventories	62	49
Prepaid royalties and licenses	180	157
Other	1,010	1,570

Total current assets	30,254	16,147
Property and equipment, net	2,250	1,214
Goodwill	2,877	2,877
Intangible assets	3,184	4,636
Other	789	599

Total assets	$39,354	$25,473

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,617	$2,934
Accrued compensation and benefits	2,788	2,294
Deferred revenue	2,453	4,435
Short term debt	500	2,400
Other	1,019	1,184

Total current liabilities	9,377	13,247
Other noncurrent liabilities	417	—

Total liabilities	9,794	13,247

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; issued and outstanding no shares in 2001 and 2002	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding 24,104,009 shares in 2001 and 24,600,114 shares in 2002	242	246
Additional paid-in capital	241,769	242,570
Accumulated deficit	(211,894)	(230,008)
Deferred stock compensation	(5)	—
Accumulated other comprehensive loss	(552)	(582)

Total stockholders’ equity	29,560	12,226

Total liabilities and stockholders’ equity	$39,354	$25,473

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

See accompanying notes to Consolidated Financial Statements

CLICK2LEARN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share data)

	Preferred Stock Series A		Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 1999	—	—	16,115,339	$162	$217,521	$(484)	$(317)	$(175,527)		$41,355
Stock options exercised	—	—	1,167,309	12	4,692	—	—	—	—	4,704
Amortization of deferred stock compensation	—	—	—	—	—	71	—	—	—	71
Forfeitures of deferred compensation	—	—	—	—	(341)	341	—	—	—	—
Sale of common stock and warrants, net of offering costs of $177	—	—	410,678	4	4,819	—	—	—	—	4,823
Exercise of common stock warrants	—	—	10,000	—	93	—	—	—	—	93
Common stock sold pursuant to the employee stock purchase plan	—	—	183,237	2	982	—	—	—	—	984
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(16,786)	(16,786)	(16,786)
Translation adjustments	—	—	—	—	—	—	(191)	—	(191)	(191)

Total comprehensive loss									$(16,977)

Balances at December 31, 2000	—	—	17,886,563	$180	$227,766	$(72)	$(508)	$(192,313)		$35,053
Stock options exercised	—	—	342,101	3	560	—	—	—	—	563
Amortization of deferred stock compensation	—	—	—	—	62	51	—	—	—	113
Forfeitures of deferred compensation	—	—	—	—	(16)	16	—	—	—	—
Common stock issued in business combinations	—	—	1,812,500	18	4,402	—	—	—	—	4,420
Sale of common stock and warrants, net of offering costs of $1,127	—	—	3,680,000	37	8,036	—	—	—	—	8,073
Exercise of common stock warrants	—	—	74,759	1	—	—	—	—	—	1
Common stock sold pursuant to the employee stock purchase plan	—	—	308,086	3	959	—	—	—	—	962
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(19,581)	(19,581)	(19,581)
Translation adjustments	—	—	—	—	—	—	(44)	—	(44)	(44)

Total comprehensive loss									$(19,625)

Balances at December 31, 2001	—	—	24,104,009	$242	$241,769	$(5)	$(552)	$(211,894)		$29,560
Stock options exercised	—	—	46,156	—	94	—	—	—	—	94
Amortization of deferred stock compensation	—	—	—	—	—	5	—	—	—	5
Issuance of common stock warrants	—	—	—	—	178	—	—	—	—	178
Common stock sold pursuant to the employee stock purchase plan	—	—	449,949	4	529	—	—	—	—	533
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(18,114)	(18,114)	(18,114)
Translation adjustments	—	—	—	—	—	—	(30)	—	(30)	(30)

Total comprehensive loss	—	—	—	—	—	—	—	—	$(18,144)

Balances at December 31, 2002	—	—	24,600,114	$246	$242,570	$—	$(582)	$(230,008)		$(12,226)

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

(f) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is Click2learn’s best estimate of the amount of probable credit losses in Click2learn’s existing accounts receivable. Click2learn determines the allowance based on historical write-off experience by industry and national economic data. Click2learn reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Click2learn does not have any off-balance sheet credit exposure related to its customers.

CLICK2LEARN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(k) Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Click2learn adopted the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for Impairment or Disposal of Long-Lived Assets.

In connection with SFAS 142’s transitional goodwill impairment evaluation, Click2learn performed an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, Click2learn was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the

CLICK2LEARN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value of the reporting unit, Click2learn would be required to perform the second step of the transitional impairment test. The second step, which requires a comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill was not required because the carrying amount of the reporting unit did not exceed its respective fair value.

Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 15 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. Goodwill amortization in 2000 and 2001, prior to the adoption of SFAS 142, was $946 and $1,494. All other intangible assets were amortized on a straight-line basis from 3 to 5 years. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting Click2learn’s average cost of funds.

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Prior to the adoption of SFAS 144, Click2learn accounted for long-lived assets in accordance with SFAS No. 121 (“SFAS 121”), Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

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

CLICK2LEARN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CLICK2LEARN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue from subscription licenses, hosting agreements and support agreements is recognized on a straight-line basis over the life of the contract.

Revenue by license and service for the years ended December 31, 2000, 2001, and 2002 is as follows (in thousands):

	Year Ended December 31,
	2000	2001	2002
Revenue:
License	$11,845	$15,508	$12,107
Service	13,650	15,701	18,370

Total revenue	$25,495	$31,209	$30,477

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

(p) Stock-Based Compensation

Click2learn applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price on the date of grant. Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, Click2learn has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

CLICK2LEARN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(s) Comprehensive Loss

Click2learn’s total comprehensive loss for the years ended December 31, 2000, 2001, and 2002 consisted of net loss and foreign currency translation adjustments. Accumulated other comprehensive loss as of December 31, 2000, 2001, and 2002 consists of foreign currency translation adjustments. The tax effects on the foreign currency translation adjustments were not significant.

(t) Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current results of operations or other comprehensive income (loss) depending on whether a derivative is designated as part of a hedge transaction, and if so, the type of risk being hedged.

CLICK2LEARN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(u) New Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations. SFAS 143 would require Click2learn to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. Click2learn would also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. Click2learn is required to adopt SFAS 143 on January 1, 2003. The adoption of SFAS 143 is not expected to have a material effect on Click2learn’s financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, (“SFAS 145”), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends Statement No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS 145 is not expected to have a material effect on Click2learn’s financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 16”), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on Click2learn’s financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on Click2learn’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 and are discussed at Note 7.

CLICK2LEARN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require more prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

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

CLICK2LEARN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) Goodwill and Other Intangible Assets

Click2learn adopted the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, as of January 1, 2002. Based upon Click2learn’s analysis, there was no impairment of goodwill upon completion of the transitional goodwill impairment test. Click2learn’s identifiable intangible assets as of January 1, 2002 consisted of acquired technology. Click2learn has reviewed the useful lives of identifiable intangible assets and determined that the original useful lives of 3 to 5 years were appropriate. In the fourth quarter of 2002, Click2learn performed its annual evaluation of goodwill and other intangibles and no impairment was indicated. Click2learn will reassess the carrying value of its goodwill assets in the fourth quarter of each year, unless indicators of impairment become apparent earlier.

Net loss and net loss per share for the years ended 2000, 2001, and 2002 adjusted to exclude goodwill amortization (in thousands, except per share data):

	2000	2001	2002
Net loss:
Loss from continuing operations	$(18,330)	$(11,247)	$(10,514)
Goodwill amortization	—	433	—

Adjusted loss from continuing operations	(18,330)	(10,814)	(10,514)

Income (loss) from discontinued operations	1,544	(8,334)	(7,600)
Goodwill amortization	946	1,061	—

Adjusted income (loss) from discontinued operations	2,490	(7,273)	(7,600)

Adjusted net loss	$(15,840)	$(18,087)	$(18,114)

Basic and diluted loss per share:
Loss from continuing operations	$(1.08)	$(0.57)	$(0.43)
Goodwill amortization	—	0.02	—

Adjusted loss from continuing operations	(1.08)	(0.55)	(0.43)

Income (loss) from discontinued operations	0.09	(0.42)	(0.31)
Goodwill amortization	0.06	0.05	—

Adjusted income (loss) from discontinued operations	0.15	(0.37)	(0.31)

Adjusted net loss	$(0.93)	$(0.92)	$(0.74)

Goodwill and other intangibles are as follows (in thousands):

	December 31, 2001			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$3,310	$433	$2,877	$3,310	$433	$2,877
Acquired technology	6,300	3,116	3,184	8,807	4,171	4,636

(4) Click2learn Japan K.K.

In 2000, Click2learn Japan K.K., a Japanese corporation, owned 36% by Click2learn, was formed to promote Click2learn’s products in Japan. Click2learn recognized losses of $510,000, $400,000 and $200,000 in

CLICK2LEARN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the years ending December 31, 2000, 2001 and 2002, respectively, representing its equity share in the losses of Click2learn Japan K.K. No sales were made to Click2learn Japan K.K. in 2000, 2001 or 2002. Click2learn does not have contractual commitments to provide financing to Click2learn Japan K.K. as of December 31, 2002.

In June 2001, Click2learn Japan K.K. became an exclusive distributor of Click2learn’s ToolBook products in Japan and will pay Click2learn royalties on the ToolBook products sold. The royalties paid were $0 and $91,000 for the years ended December 31, 2001 and 2002, respectively.

(5) Bank Credit Facility

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

Under the revolving credit line, the principal amount of $2.2 million was outstanding as of December 31, 2002 all of which was repaid in the first quarter of 2003. Borrowings outstanding under the term loan were $416,667 at December 31, 2002 all of which is repayable in 2003. Aggregate short term debt of $2.6 million at December 31, 2002 is presented net of debt discount of $178,000 attributable to warrants. As of December 31, 2002, Click2learn was in compliance with the loan’s covenants.

(6) Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. Click2learn adopted FIN 45 during the quarter ended December 31, 2002. In the ordinary course of business, Click2learn is not subject to potential obligations under guarantees that fall within the scope of FIN 45 except for standard indemnification and warranty provisions that are contained within many of our customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN 45.

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

CLICK2LEARN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Leases

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

(8) Income Taxes

Net loss before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2000	2001	2002
U.S.	$(15,130)	$(18,086)	$(18,028)
Foreign	(1,656)	(1,495)	(86)

Total net loss before income taxes	$(16,786)	$(19,581)	$(18,114)

Click2learn has recorded no provision for income taxes due to operating losses incurred. Click2learn’s income tax benefit differs from the expected income tax benefit computed by applying the U.S. federal statutory rate of 34% to net loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2000	2001	2002
Income tax benefit at statutory rate of 34%	$(5,707)	$(6,658)	$(6,159)
Losses producing no current tax benefit	5,328	3,514	6,057
Non-deductible goodwill amortization	322	3,106	0
Other	57	38	102

Total provision for income taxes	$—	$—	$—

CLICK2LEARN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2002, Click2learn had net operating loss carry forwards (NOL) and research and development tax credit carry forwards (R&D), substantially all of which relate to the U.S., available to offset future taxable income, whose expiration dates approximated the following (in thousands):

	NOL	R&D
2003	$42,865	$—
From 2004 through 2009	78,485	2,066
From 2010 through 2022	128,064	1,805

	$249,414	$3,871

Click2learn’s ability to utilize NOL carryforwards is limited due to the change in ownership, as defined in the Internal Revenue Code Section 382, which occurred at the time of Click2learn’s initial public offering of securities (IPO). Approximately $32.2 million of NOLs were acquired in business combinations.

Deferred income tax assets consist of the following (in thousands):

	December 31,
	2001	2002
Deferred tax assets:
U.S. net operating loss carryforwards	$70,956	$84,801
Foreign net operating loss carryforwards	—	1,665
Research and development tax credit carryforwards	4,165	3,871
Allowance for doubtful accounts and sales returns	486	315
Other provisions and expenses not currently deductible	555	240

	76,162	90,892
Valuation allowance for deferred tax assets	(76,162)	(90,892)

Net deferred tax assets	$—	$—

For financial reporting purposes, a valuation allowance has been established due to the uncertainty of the realization of the deferred tax assets. The valuation allowance for deferred tax assets increased $6,215, $3,780, and $14,730 in the years ended December 31, 2000, 2001, 2002, respectively.

(9) Acquisitions

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

CLICK2LEARN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents unaudited proforma results of operations as if the acquisition of IntelliPrep had occurred as of January 1, 2000 (in thousands, except per share data):

	Years ended December 31,
	2000	2001
Revenue	$25,550	$31,646
Net loss from continuing operations	(18,854)	(20,115)
Net loss per share	(1.11)	(1.02)

(10) Impairment of Goodwill

During the fourth quarter of 2001, Click2learn identified indicators of possible impairment of its recorded goodwill related to its custom content development business. Such indicators included the general slowdown in the custom content development business evidenced by general declines in demand, utilization rates of related personnel and profit margins. In addition, significant declines in valuations of similar businesses in comparison with the market valuations at the time Click2learn invested in the acquired businesses and changes in Click2learn’s plans for content development services. Based on the results of its discounted cash flow analyses, Click2learn recognized impairment charges in connection with the following acquisitions made primarily in 1997 through 1999, Oakes Interactive, Inc., TopShelf Multimedia, Inc., Acorn Consulting, Inc., Communication Strategies, Inc., Strategic Systems Associates, Inc., Graham-Wright Interactive, Inc., Pixelmedia Ltd. and 3 Dog Multimedia, Inc. Accordingly, Click2learn recorded an impairment loss of $7.6 million during the fourth quarter of 2001 included in income (loss) from discontinued operations in the consolidated statements of operations. There was no impairment of goodwill in the year ended December 31, 2002.

(11) Stockholder’s Equity

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

On October 6, 1999, in connection with the purchase of the Series A Stock, Click2learn issued Marshall Capital Management, Inc. (“Marshall Capital”) warrants for the purchase of 580,646 shares of common stock and Vulcan Ventures warrants for the purchase of 387,096 shares of common stock at an exercise price of $9.30 per share. Click2learn allocated approximately $3.4 million of the proceeds to the warrants using the Black-Scholes option pricing model and substantially the same assumptions as discussed in the preceding paragraph. Because the fair value of the preferred stock and common stock warrants issued exceeded the proceeds received, Click2learn recorded a non-cash dividend associated with the preferred stock of $2.8 million. An anti-dilution clause was triggered by the private placement transactions closing in 2001 resulting in an adjustment to the exercise price of the warrants from $9.30 per share to $7.93. The warrants were all outstanding at December 31,

CLICK2LEARN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002 and expire on October 6, 2004. Alpine Capital Partners, Inc. received warrants for the purchase of 30,000 shares of common stock at an exercise price of $9.30 as a finder’s fee. An anti-dilution clause was triggered by the private placement transactions closing in 2001 resulting in an adjustment to the exercise price of the warrants from $9.30 per share to $7.93. Warrants for 20,000 shares of common stock, which expire on October 6, 2004, were outstanding at December 31, 2002.

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

CLICK2LEARN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(b) Stock Option Plans

Click2learn has adopted stock option plans and assumed stock options plans from acquisitions (the “Plans”) that provide for the issuance of nonqualified and incentive stock options to officers, employees, consultants, and directors to acquire up to 11,227,073 shares of common stock. The Compensation Committee determines the terms and conditions of options granted under the Plans, including the exercise price. The exercise price for incentive stock options shall not be less than the fair market value at the date of grant, and the options expire ten years from the date of grant. Option grants generally vest at 25% after the first year and ratably each month for the next three years or 50% at the first and second anniversary of the grant. When options are issued at less than fair market value, compensation expense is recorded. All canceled options revert back to the option pool, other than options assumed under the 2000 IntelliPrep Incentive Equity Plan.

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

CLICK2LEARN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of Click2learn’s stock option activity is as follows:

		Outstanding Options
	Shares available for grant	Number of shares	Weighted average exercise price
Balances at December 31, 1999	942,527	4,745,612	$5.36
Increase in shares available for grant	1,513,923	—	—
Options granted	(2,458,437)	2,458,437	14.67
Options exercised	—	(1,167,309)	4.03
Options canceled	840,307	(840,307)	7.84

Balances at December 31, 2000	838,320	5,196,433	9.64
Increase in shares available for grant	2,750,000	—	—
Options granted and assumption of plan in acquisition	(3,058,685)	3,058,685	2.71
Options exercised	—	(342,101)	1.65
Options canceled	2,243,892	(2,243,892)	9.08

Balances at December 31, 2001	2,773,527	5,669,125	6.49
Increase in shares available for grant	—	—	—
Options granted	(2,725,971)	2,725,971	1.03
Options exercised	—	(46,156)	2.07
Options canceled—IntelliPrep Plan	—	(109,146)	3.06
Options canceled all other plans	2,000,440	(2,000,440)	6.34

Balances at December 31, 2002	2,047,996	6,239,354	4.19

Canceled IntelliPrep options are not available for new grants.

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2002:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of shares	Weighted- average remaining contractual life	Weighted- average exercise price	Number of shares	Weighted- average exercise prices
$ 0.34 - 0.34	1,073,282	9.68 years	$0.34	0	N/A
0.39 - 1.55	1,227,024	8.27 years	0.95	267,132	$1.53
1.56 - 2.51	1,135,822	8.56 years	2.09	423,264	2.05
2.54 - 4.75	1,165,631	8.04 years	3.50	561,335	3.90
4.93 - 13.25	1,206,815	6.30 years	9.31	1,026,566	8.94
13.44 - 19.94	430,780	7.41 years	16.05	297,999	16.05

	6,239,354	8.08 years	4.19	2,576,296	6.76

(c) Employee Stock Purchase Plan

Effective March 1999, Click2learn adopted an Employee Stock Purchase Plan (ESPP) that authorizes the issuance of a maximum of 450,000 shares of common stock annually for a term of ten years expiring 2009 and is

CLICK2LEARN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

administered by Click2learn’s Compensation Committee. Under the ESPP, an eligible employee may purchase shares of common stock, based on certain limitations, at a price equal to the lesser of 85 percent of the fair market value of the common stock at the beginning or end of the respective semi-annual offering periods. There were 183,237, 308,086 and 449,949 shares purchased under the ESPP during 2000, 2001 and 2002, respectively. The weighted average fair value of the employee stock purchase rights was $692,000 in 2000, $1.1 million in 2001 and approximately $1.4 million in 2002. The following assumptions were used to perform the calculation:

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

(14) Segment Information

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

CLICK2LEARN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-lived assets represent property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization. The total goodwill of $2.9 million relates to the Platforms segment.

(15) Discontinued Operations

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

CLICK2LEARN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized operating results of the discontinued operations for the years ended December 31, 2000, 2001 and 2002 are as follows (in thousands):

	2000	2001	2002
Revenues	$17,062	$13,882	$248
Gross margin	$2,490	$367	$(2,468)
Operating income (loss)	$(946)	$(8,701)	$(8,526)
Income (loss) from discontinued operations	$1,544	$(8,334)	$(7,600)

(16) Liquidity

Click2learn’s operations have historically been financed through issuances of common and preferred stock. For the year ended December 31, 2002, Click2learn incurred a net loss of approximately $18 million and used cash in operating activities of approximately $6 million. At December 31, 2002, Click2learn has working capital of approximately $2.9 million.

Click2learn’s plan to address its liquidity issue is to generate sufficient revenue from customer contracts and reduce days sales outstanding (“DSO”) or further reduce costs to provide positive cash flows from operations. There can be no assurance that Click2learn will be able to generate sufficient revenue from customer contracts, reduce DSO or further reduce costs sufficiently, to provide positive cash flows from operations. If Click2learn is not able to generate positive cash flows from operations, Click2learn will need to consider alternative financing sources.

Click2learn currently has a loan and security agreement with Silicon Valley Bank that allows Click2learn to borrow up to the lesser of 65% of its eligible accounts receivable based on a borrowing base calculation and $10 million. The security agreement contains certain financial covenants. Click2learn’s compliance with these covenants cannot be assured in the future; however, Click2learn was in compliance with the financial covenants of this facility as of December 31, 2002.

During January 2002, Click2learn sold certain assets of its content development business to NIIT (USA), Inc. under an Asset Purchase agreement. As a result of this agreement Click2learn reduced its headcount of its custom content development business and closed certain facilities. During the third quarter of 2002, Click2learn completed the discontinuance of its remaining custom content development business by early termination of its contract with the Washington Army National Guard. As a result of the discontinuance of the custom content development business, Click2learn’s operating costs have been significantly reduced. In addition, to reduce its cash used in operations, Click2learn restructured its operations during the first three quarters of 2002 reducing headcount by 117 employees and put in place cost containment efforts during the third quarter of 2002. As of December 31, 2002, the termination plan was complete and all payments were made.

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

Based upon management of Click2learn’s assessment of the position of its core product in the market place and its ability to achieve projected revenue along with the discontinuance of the custom content development business, the potential to reduce DSO, the cost reduction measures that have been taken, and the working capital line of credit, management of Click2learn believes that it has the resources to continue as a going concern through at least December 31, 2003.

CLICK2LEARN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17) Unaudited Quarterly Financial Information (in thousands, except per share data)

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	5,914,270	$4.30	2,047,996
Equity Compensation Plans Not Approved by Security Holders(1)	0	—	0
Total	6,239,354	$4.19	2,047,996

(1)	Does not include stock options issued under the IntelliPrep 2000 Equity Incentive Plan (the “IntelliPrep Plan”) that were assumed in connection with our acquisition of IntelliPrep. As of December 31, 2002 there were assumed options for the purchase of 325,084 shares of our common stock outstanding with a weighted-average exercise price of $2.12 per share. If any assumed option expires or is canceled without being exercised, the shares subject to such expired or canceled options are not available for issuance of other options under the IntelliPrep Plan or any other equity compensation plan and no further options to purchase shares of our common stock can be issued under the IntelliPrep Plan.

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

(c) Index to Exhibits

The following Exhibits are attached to this Annual Report on Form 10-K:

Exhibit Number	Exhibit Title
2.01	Asset Purchase Agreement dated January 15, 2002, between Click2learn and NIIT (USA), Inc.(1)

3.01	Amended and Restated Certificate of Incorporation of Click2learn.(2)

3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Click2learn filed on November 23, 1999.(4)

3.03	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Click2learn filed on June 11, 2001.(5)

3.04	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Click2learn filed on May 31, 2003.(15)

3.05	Bylaws of Click2learn.(2)

4.01	Form of Specimen Stock Certificate for Click2learn’s Common Stock.(4)

4.02	Securities Purchase Agreement dated as of August 18, 1999 by and between Click2learn and Go2Net, Inc.(7)

4.03	Common Stock Purchase Warrant dated as of August 16, 1999 from Click2learn to Go2Net, Inc.(7)

4.04	Securities Purchase Agreement dated as of October 6, 1999 by and between Click2learn, Marshall Capital Management, Inc. and Vulcan Ventures, Inc.(3)

4.05	Registration Rights Agreement dated as of October 6, 1999 by and between Click2learn, Marshall Capital Management, Inc. and Vulcan Ventures, Inc.(3)

4.06	Form of Warrant to Purchase Common Stock dated as of October 6, 1999 from Click2learn to Marshall Capital Management, Inc., Vulcan Ventures, Inc. and Alpine Capital Partners, Inc.(3)

Exhibit Number	Exhibit Title
4.07	Securities Purchase Agreement dated as of December 8, 2000 by and between Click2learn and Marshall Capital Management, Inc.(8)

4.08	Registration Rights Agreement dated as of December 8, 2000 by and between Click2learn and Marshall Capital Management, Inc.(8)

4.09	Series A Warrant to Purchase Common Stock dated as of December 12, 2000 by and between Click2learn and Marshall Capital Management, Inc.(8)

4.10	Purchase Agreement dated as of November 15, 2001 by and between Click2learn and various investors.(9)

4.11	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors.(9)

4.12	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors.(9)

4.13	Addendum to Purchase Agreement and Registration Rights Agreement dated as of December 10, 2001 by and between Click2learn and various investors.(10)

4.14	Warrant to Purchase Stock dated December 6, 2002 by and between Click2learn and Silicon Valley Bank.(15)

10.01	Form of Indemnification Agreement entered into by Click2learn with each of its directors and executive officers.(2)

10.02	Click2learn’s 1995 Combined Incentive and Nonqualified Stock option Plan and related documents.(2)(16)

10.03	Click2learn’s 1998 Directors Stock Option Plan and related documents.(2)(15)(16)

10.04	Click2learn’s 1998 Equity Incentive Plan and related documents.(2)(15)(16)

10.05	Click2learn’s 1999 Employee Stock Purchase Plan and related documents.(10)(16)

10.06	IntelliPrep Technologies, Incorporated 2001 Equity Incentive Plan.(11)(16)

10.07	Lease Agreement, dated as of May 24. 1991, by and between Click2learn and EOP-110 Atrium Place, L.L.C. and first through eighth amendments thereto.(2)(13)

10.08	Ninth Amendment to Lease Agreement dated as April 16, 2002 by and between Click2learn and EOP-110 Atrium Place, L.L.C.(15)

10.09	Employment Agreement dated as of March 21, 2002 by and between Click2learn and Kevin Oakes.(1)(16)

10.10	Employment Agreement dated as of January 1, 2003 by and between Click2learn and Gary Millrood.(16)

10.11	Loan and Security Agreement dated as of December 6, 2002 by and between Click2learn and Silicon Valley Bank.(15)

10.12	Amendment to Loan Documents dated as of December 6, 2002 by and between Click2learn and Silicon Valley Bank.(15)

10.13	Custom Software Development Agreement.(1)

10.14	Click2learn Change of Control Severance Plan.(14)(16)

21.01	Subsidiaries of Click2learn.(15)

23.01	Consent of KPMG LLP, Independent Auditors.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes to Exhibit List:

(1)	Incorporated by reference to Click2learn’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002.
(2)	Incorporated herein by reference to Click2learn’s Registration Statement on Form S-1 (Registration no. 333-49037), as amended.
(3)	Incorporated herein by reference to Click2learn’s Registration Statement on Form S-3 (Registration no. 333-89615).
(4)	Incorporated herein by reference to Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(5)	Incorporated by reference to Click2learn’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.
(6)	Incorporated herein by reference to Click2learn’s Description of Capital Stock on Amendment No. 1 to Form 8-A filed on August 8, 2002.
(7)	Incorporated herein by reference to Click2learn’s Registration Statement on Form S-3 (Registration no. 333-87425).
(8)	Incorporated herein by reference to Click2learn’s Current Report filed with the Securities and Exchange Commission on Form 8-K dated December 12, 2000.
(9)	Incorporated herein by reference to Click2learn’s Current Report filed with the Securities and Exchange Commission on Form 8-K dated November 15, 2001.
(10)	Incorporated herein by reference to Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(11)	Incorporated herein by reference to Click2learn’s Registration Statement on Form S-8 (Registration no. 333-83759).
(12)	Incorporated herein by reference to Click2learn’s Registration Statement on Form S-8 (Registration no. 333-63916).
(13)	Incorporated herein by reference to Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(14)	Incorporated by reference to Click2learn’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.
(15)	Previously filed with Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(16)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Click2learn has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICK2LEARN, INC.

February 10, 2004	/s/ JOHN D. ATHERLY
Date	John D. Atherly Vice President, Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

February 10, 2004	/s/ KEVIN OAKES
Date	Kevin Oakes, President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

February 10, 2004	/s/ SALLY NARODICK
Date	Sally Narodick, Lead Director

February 10, 2004	/s/ JOHN CONÉ
Date	John Coné, Director

February 10, 2004	/s/ EDWARD HARRIS
Date	Edward Harris, Director

February 10, 2004	/s/ BERT KOLDE
Date	Bert Kolde, Director

February 10, 2004	/s/ JONATHAN MORGAN
Date	Jonathan Morgan, Director

February 10, 2004	/s/ RONALD S. POSNER
Date	Ronald S. Posner, Director

February 10, 2004	/s/ VIJAY VASHEE
Date	Vijay Vashee, Director

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