Form 10-Q/A
period 2003-03-31
CLICK2LEARN INC/DE/
filed 2004-02-11
CIK 1052327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q in response to comments received by us from the Staff of the Securities and Exchange Commission. Unless otherwise stated, all information contained in the amendment is as of May 15, 2003, the filing date of our original Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003. This amendment does not change previously reported financial statements.

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

See accompanying notes to unaudited condensed Consolidated Financial Statements

CLICK2LEARN, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Continuing operations:
Net loss	$(855)	$(3,689)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Depreciation and amortization	479	662
Write-off property and equipment	—	270
Provision for returns and doubtful accounts	146	702
Amortization of discount on debt	22	—
Stock compensation expense	—	5
Equity losses of affiliate	25	75
Net change in certain operating assets and liabilities	893	3,461

Net cash provided by continuing operating activities	710	1,486

Discontinued operations:
Loss from discontinued operations	—	(1,995)
Gain on sale of assets	—	(927)

Net cash used in discontinued operating activities	—	(2,922)

Net cash provided by (used in) operating activities	710	(1,436)

Cash flows from investing activities:
Continuing operations:
Purchase of property and equipment	(306)	(2,813)
Other	(58)	13

Net cash used in continuing investing activities	(364)	(2,800)

Discontinued operations:
Proceeds from sale of assets	—	1,000

Net cash provided by discontinued activities	—	1,000

Net cash used in investing activities	(364)	(1,800)

Cash flows from financing activities:
Repayment of notes payable	—	—
Repayments on debt	(5,120)	(138)
Proceeds from borrowings	4,985	—
Proceeds from exercise of stock options	—	43
Net proceeds from sale of common stock	201	335

Net cash provided by financing activities	66	240

Effect of foreign exchange rate changes on cash	60	(11)

Net increase (decrease) in cash and cash equivalents	472	(3,007)
Cash and cash equivalents at beginning of period	3,586	9,553

Cash and cash equivalents at end of period	$4,058	$6,546

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

CLICK2LEARN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue by license and service for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Revenue:
License	$2,235	$2,827
Service	5,765	4,483

Total revenue	$8,000	$7,310

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

CLICK2LEARN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CLICK2LEARN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CLICK2LEARN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CLICK2LEARN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CLICK2LEARN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Platform revenue was $6.6 million for the period ended March 31, 2003, an increase of 21% from $5.4 million for the three months ended March 31, 2002. In general list pricing for Platform license and services was unchanged as compared to 2002 levels, however, with the improved high tech spending environment we were not required to discount as deeply as we had in 2002 though discounts still averaged more than 50%. Total Platform revenue increased due to higher service related revenue of $4.7 million for the period ended March 31, 2003 as compared to $3.3 million in the year ago period. Aspen related revenue for the period grew to 98% of Platform revenue or $6.4 million up from 74% or $4.0 million the year before. Legacy revenue from Ingenium and the e-Learning Network fell to $163,000 for the period ended March 31, 2003 down from $1.4 million the year before as these products are no longer actively sold due to our focus on Aspen. We believe that future Platforms revenue will continue to be subject to general economic conditions and overall spending levels in the technology and enterprise software sectors and that the overall economy and spending in these sectors will continue to be uncertain during 2003.

Tools revenue was $774,000 for the three months ended March 31, 2003, $385,000 from license and $389,000 from services, down 38% as compared to $1.3 million, $712,000 from license and $547,000 from services for the three months ended March 31, 2002, reflecting the heavier focus of sales and marketing on the Aspen platform. We have recently increased our Tools-related research and development expenditures from their current levels of less than $100,000 per quarter to approximately $170,000 per quarter to fund new development of the ToolBook products in 2003. As a result, we believe that Tools related revenue may normalize at current levels or increase depending on the markets acceptance of these new products.

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

Cost of Platforms revenue includes labor costs associated with software consulting, implementations and support, costs of packaging and duplication and the costs of providing the data center at which we host certain of our customers’ Aspen implementations. Cost of Platforms revenue was $1.6 million for the three months ended March 31, 2003, unchanged from the three months ended March 31, 2002. Cost as a percentage of revenue decreased to 24% from 29% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The decrease as a percentage of revenue resulted from the shifting of services payroll to Hyderabad, India reducing compensation costs $200,000 as compared to the first quarter of 2002 while allowing for higher production. This cost decline was offset by an increase of $200,000 in U.S.A. costs resulting from personnel added to our data center.

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

Cost of Content Services revenue includes personnel costs for professional services in connection with temporary placements and royalties on sales of third party content. Cost of Content Services revenue was $572,000 for the three months ended March 31, 2003, a decrease of 13% from $655,000 for the three months ended March 31, 2002. The decrease was due primarily to cost reductions from eliminating staff reducing compensation expenses approximately $80,000 per quarter as compared to the three months ended March 31, 2002. Cost as a percentage of revenue decreased from 103% to 85% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Operating Expenses

Research and Development. Research and development expenses include expenses associated with the development of new products and new product versions and consist primarily of salaries; amortization of purchased software, depreciation of development equipment, supplies and overhead allocations. Research and development expenses decreased 35% from $2.3 million in the three months ended March 31, 2002 to $1.5 million in the three months ended March 31, 2003. This decrease was due primarily to a shifting of payroll to India where individual salaries are lower than U.S.A. equivalents. This allowed us to increase total research and development staff while lowering compensation cost approximately $800,000 compared to 2002 costs. Research and development expenses as a percentage of total revenue from continuing operations decreased from 31% in the three months ended March 31, 2002 to 19% in the three months ended March 31, 2003. We expect research and development expenses to increase approximately $240,000 in the second quarter of 2003 when we begin to amortize purchased technology included in our virtual classroom product and when costs of approximately $70,000 per quarter related to increased development efforts for ToolBook are reflected.

Sales and Marketing. Sales and marketing expenses consist primarily of sales, technical support and marketing personnel costs, sales commissions, travel, advertising, public relations, seminars, trade shows and other marketing literature and overhead costs. Sales and marketing expenses decreased 17% from $4.4 million in the three months ended March 31, 2002 to $3.7 million in the three months ended March 31, 2003. This decrease was due primarily to headcount reductions of 38%, which resulted in decreased compensation and travel expenses of approximately $700,000 as compared to year ago levels. Sales and marketing expenses as a percentage of total revenue from continuing operations decreased from 61% in the three months ended March 31, 2002 to 46% in the three months ended March 31, 2003. We expect sales and marketing expenses to decrease approximately $50,000 in the second quarter of 2003 as a result of organizational changes to eliminate our European Managing Director and to be down from year ago levels due to the above referenced staff reductions.

General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related expenses for administrative, executive and finance personnel as well as outside advisors. General and administrative expenses decreased 16% from $1.6 million in the three months ended March 31, 2002 to $1.3 million in the three months ended March 31, 2003. This decrease was due primarily to headcount reductions in the U.S.A., which reduced general operating expenses $150,000 and compensation expenses $150,000 as compared to 2002. General and administrative expenses as a percentage of total revenue decreased from 22% in the three months ended March 31, 2002 to 17% in the three months ended March 31, 2003. General and administrative expenses may increase in future quarters as we incur additional professional services fees related to the adoption of compliance guidelines required under section 404 of the Sarbanes-Oxley Act. On a quarter over quarter basis as compared to 2002 the staff reductions mentioned previously should continue to result in lower expenses through the second quarter of 2003.

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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes certain provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions and supersedes SFAS 121. We adopted SFAS 144 as of January 1, 2002. The adoption of SFAS 144 did not affect our consolidated financial position or results of operations as of January 1, 2002. The broadened definition of discontinued operations within SFAS 144 has affected the presentation and disclosure of our results of operations for the three-month period ended March 31, 2002.

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

At March 31, 2003, we had cash and cash equivalents totaling $4.1 million, up from $3.6 million at December 31, 2002. The increase in cash was primarily the result of positive cash flows from continuing operations during the three month period ended March 31, 2003 of $710,000. This is the result of discontinuing our custom content development operations as well as reductions of $2.2 million in expenses from continuing operations as compared to the period ended March 31, 2002 together with higher revenue. As a result, we believe we can continue to generate positive cash flow from operations at currently anticipated revenue levels and revenue mix. Based on these trends, we anticipate that our cash and cash equivalents will be sufficient to meet our working capital needs and capital expenditures for at least the next 12 months. However, we will continue to monitor our cash and liquidity and will seek additional financing or make additional expense reductions if it becomes required.

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

In December 2002 we consolidated our existing $4 million working capital line of credit and $1 million term loan facility with Silicon Valley Bank into a new $10 million working capital line. Under the new facility we will continue to repay the remaining balance of the term loan in accordance with the original terms (monthly payments of $41,666.67 plus interest ending October 1, 2003), and the unpaid balance of the term loan will not be available for new loans under the line of credit. The term loan and the working capital line will bear interest at the greater of Silicon Valley Bank prime rate plus 2.25% or 7.0% and have minimum monthly interest of $8,500 per month regardless of the loan balances. The credit facility is collateralized by a security interest in all of our assets. Covenants in the loan agreements include restrictions on our ability to pay dividends or make other distributions, make acquisitions or investments, merge or consolidate with others or dispose of assets, as well as financial covenants limiting the amount of net losses during any three-month period to $1.6 million and requiring us to maintain certain levels of minimum tangible net worth as follows for the fiscal quarters ending: March 31, 2003: $7,100,000; June 30, 2003: $6,000,000; September 30, 2003: $5,000,000; December 31, 2003 and each fiscal quarter ending thereafter: $4,500,000 plus (i) 100% of all consideration received by us for equity securities and subordinated debt, plus (ii) 50% of our net income in each fiscal quarter during the loan term. The failure to meet those covenants could prevent us from accessing the working capital line and result in the acceleration of any balances under the working capital line and term loan. If not renewed the working capital line terminates and any advances made are due on December 6, 2004. At March 31, 2003, we had a balance of $292,000 on the term loan facility and $2.0 million on the working capital line, net of debt discount of $155,000.

The amount available under the working capital line of credit as of March 31, 2003 is 65% of our eligible accounts receivable, which was equal to our ending working capital loan balance of $2.2 million. This percentage may be adjusted up or down based on a quarterly analysis by the bank. Eligible accounts receivable are those accounts receivable that the bank determines in its good faith business judgment to include in the borrowing base. Certain accounts, such as accounts that are over 90 days past due, unbilled receivables and foreign or government accounts, are not currently eligible. Although we may take steps to include foreign and government accounts in our borrowing base, there is additional cost involved and we have not deemed it necessary to do so to date. As a result of this limitation on eligible accounts, the entire $10 million is not currently available to us under the line of credit and the entire $10 million may not become available in the future. Moreover, because the amount available for borrowing under our agreement is based on our eligible accounts receivable, we may from time to time become over-advanced under the line of credit if our eligible accounts receivable decrease, either because they have been collected but not applied against the existing obligations in the case of the term loan or because they have become ineligible under the terms of the agreement. In such a case we may be required to immediately repay a portion of the amount borrowed sufficient to bring the total amount owed to no more than the total availability under the loan facility.

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

Management Changes. In March 2003 Stephen Bennett resigned as Senior Vice President, Europe, Middle East and Africa (“EMEA”) to pursue other opportunities. In April 2003 the Board appointed Gary Millrood, formerly Senior Vice President, North American Sales as Executive Vice President, Worldwide Sales and Alliances to take over Mr. Bennett’s responsibilities with respect to sales in the region. Mr. Millrood’s appointment was effective April 15, 2003. The Board also approved the appointment of Grant Smuts, formerly Vice President, Asia Pacific as Vice President, EMEA to take over Mr. Bennett’s responsibilities for operations in the region. We anticipate Mr. Smuts’ appointment will take effect by the end of June 2003.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.01	*	Tenth Amendment to Lease Agreement dated as of March 3, 2003 by and between Click2learn and EOP-110 Atrium Place, L.L.C.

31.1		Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with Click2learn’s quarterly report on Form 10-Q for the quarter ended March 31, 2003.

(b)	Reports on Form 8-K.

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

CLICK2LEARN, INC.

February 10, 2004 Date	/s/ John D. Atherly

John D. Atherly Vice President, Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)

Exhibit List

10.01	*	Tenth Amendment to Lease Agreement dated as of March 3, 2003 by and between Click2learn and EOP-110 Atrium Place, L.L.C.

31.1		Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with Click2learn’s quarterly report on Form 10-Q for the quarter ended March 31, 2003.