Form 10-Q/A
period 2003-06-30
CLICK2LEARN INC/DE/
filed 2004-02-11
CIK 1052327

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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q in response to comments received by us from the Staff of the Securities and Exchange Commission. Unless otherwise stated, all information contained in the amendment is as of August 12, 2003, the filing date of our original Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003. This amendment does not change previously reported financial statements.

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

Revenue by license and service for the three and six months ended June 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
License	$2,710	$3,055	$4,945	$5,882
Service	5,419	4,546	11,184	9,030

Total revenue	$8,129	$7,601	$16,129	$14,912

(e) Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted per share amounts reflect the weighted average

CLICK2LEARN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CLICK2LEARN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CLICK2LEARN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Summary operating results of the discontinued operations were as follows (in thousands):

	For the Three Months Ended June 30, 2002	For the Six Months Ended June 30, 2002
Revenues	$27	$248
Cost of revenues	$(683)	$(2,243)
Operating expenses	$—	$(1,583)
Other income	$—	$927

Loss from discontinued operations	$(655)	$(2,651)

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

CLICK2LEARN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Long-lived assets:
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

Platforms revenue grew 25% and 23% to $6.9 million and $13.4 million for the three and six-month periods ended June 30, 2003 as compared to $5.5 million and $10.9 million for the comparable periods ended June 30, 2002. In general list pricing for Platform license and services was unchanged as compared to 2002 levels, however, due to the improving high tech spending environment discounting decreased as compared to the year ago period to less than 50%. In 2002 discounting regularly exceeded the 50% level. Total Platform revenue increased primarily due to increased service revenue of $4.6 million as compared to $3.2 million in the year ago period. Aspen grew to represent 98% of all Platform related revenue or $6.7 million up from 85% or $4.7 million in the second quarter of 2002. Legacy products such as Ingenium and the e-Learning Network fell to $134,000 in the period down from $852,000 for the quarter ended June 30, 2002 as Aspen has replaced these products as our principal Platform offering. We believe that future growth in total revenue is dependant on continuing to increase Platforms revenue and in particular Aspen related revenue.

Tools revenue declined 37% and 38% to $784,000 and $1.6 million, $447,000 and $832,000 from license, $337,000 and $726,000 from services, for the three and six-month periods ended June 30, 2003 as compared to $1.2 million and $2.5 million, $710,000 and $1.4 million from license, $525,000 and $1.1 million from services, for the periods ended June 30, 2002. Although we recently increased our research and development investment from less than $100,000 per quarter to approximately $170,000 to create a new version release, we expect Tools revenue to remain at current levels or to decline over the next six months.

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

Platform cost of revenue was unchanged at $1.5 million and $3.1 million for the three and six-month periods ended June 30, 2003 and June 30, 2002. Platform cost of revenue as a percentage of Platform revenue was 21% and 23% for the three and six-month periods ended June 30, 2003 down from 27% and 28% for the same periods ended June 30, 2002. The decline as a percentage of revenue is due to shifting of services payroll to Hyderabad, India reducing compensation costs $200,000 and $400,000 as compared to the three and six-month periods ended June 30, 2002 while allowing for higher production. This cost decline was offset by an increase of $200,000 and $400,000 in U.S.A. costs as compared to the three and six-month periods ended June 30, 2002 resulting from personnel added to our data center.

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

Operating Expenses

Research and Development. For the three and six-month periods ended June 30, 2003 total cost declined 20% and 28% to $1.9 million and $3.4 million as compared to $2.4 million and $4.7 million for the same periods ended June 30, 2002. The decline is a result of shifting payroll to India where individual salaries are lower than U.S.A. equivalents. This allowed us to increase total research and development staff while lowering compensation cost in 2003 approximately $500,000 and $1.3 million as compared to the three and six-month periods ended June 30, 2002. We anticipate that research and development costs will increase during 2003 as a result of an increase in amortization costs related to acquired technology of $240,000 per quarter and anticipated increases in staffing necessary for upcoming releases of the Aspen platform.

Sales and Marketing. For the three and six-month periods ended June 30, 2003 total cost declined 28% and 23% to $3.5 million and $7.2 million as compared to $4.8 million and $9.3 million for the same periods ended June 30, 2002. The decline is a result of headcount reductions of 42%, which resulted in decreased compensation and travel expenses of approximately $1.3 million and $2.1 million as compared to the three and six-month periods ended June 30, 2002.

General and Administrative. For the three and six-month periods ended June 30, 2003 total cost declined 2% and 9% to $1.4 million and $2.8 million as compared to $1.4 million and $3.0 million for the same periods ended June 30, 2002. The decline is a result of lower headcount in 2003 resulting in approximately $100,000 and $250,000 less salary expense for the three and six-month periods ended June 30, 2003, offset by an increase in general operating expenses of approximately $100,000 for the three month period and no change for the six month period as compared to 2002.

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

At June 30, 2003, we had cash and cash equivalents totaling $15.8 million, up from $3.6 million at December 31, 2002. The increase in cash was primarily the result of positive cash flows from operations during the six month period ended June 30, 2003 and net cash proceeds of approximately $11.9 million from the sale of stock and warrants in June. Based on our positive operating cash flows of $134,000 year-to-date and our current cash balance of $15.8 million, we anticipate that our cash and cash equivalents will be sufficient to meet our working capital needs and capital expenditures for at least the next 12 months. However, we will continue to monitor our cash and liquidity and will seek additional financing or make additional expense reductions if it becomes required.

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

The amount available under the working capital line of credit as of June 30, 2003 is 65% of our eligible accounts receivable, approximately equal to our ending loan balance of $2.8 million. This percentage may be adjusted up or down based on a quarterly analysis by the bank. Eligible accounts receivable are those accounts receivable that the bank determines in its good faith business judgment to include in the borrowing base. Certain accounts, such as accounts that are over 90 days past due, unbilled receivables and foreign or government accounts, are not currently eligible. Although we may take steps to include foreign and government accounts in our borrowing base, there is additional cost involved and we have not deemed it necessary to do so to date. As a result of this limitation on eligible accounts, the entire $10 million is not currently available to us under the line of credit and the entire $10 million may not become available in the future. Moreover, because the amount available for borrowing under our agreement is based on our eligible accounts receivable, we may from time to time become over-advanced under the line of credit if our eligible accounts receivable decrease, either because they have been collected but not applied against the existing obligations in the case of the term loan or because they have become ineligible under the terms of the agreement. In such a case we may be required to immediately repay a portion of the amount borrowed sufficient to bring the total amount owed to no more than the total availability under the loan facility.

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

On June 20, 2003, we sold to certain accredited investors a total of 7,460,644 shares of our common stock at a price of $1.668 per share in a private placement transaction. We also sold warrants to purchase 2,611,225 shares of common stock at an exercise price of $1.90 per share. The purchase price for the warrants was $0.125 per warrant. Craig-Hallum Capital Group LLC acted as placement agent in the transaction. The aggregate offering price for the shares and warrants was approximately $12,771,000 and the placement agent received a fee of $703,392 for its services along with warrants for the purchase of an additional 373,032 shares on the same terms as the warrants issued to investors.

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

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.01	(1)(2)	Employment Agreement dated as of June 26, 2003 between Click2learn and Sudheer Koneru.

10.02	(1)(2)	Employment Agreement dated as of June 26, 2003 between Click2learn and Srinivasan Chandrasekar.

31.1		Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Previously filed with Click2learn’s quarterly report on Form 10-Q for the quarter ended June 30, 2003.
(2)	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

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

CLICK2LEARN, INC.

February 10, 2004 Date	/s/ John D. Atherly

John D. Atherly Vice President, Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)

Exhibit List

10.01	(1)(2)	Employment Agreement dated as of June 26, 2003 between Click2learn and Sudheer Koneru.

10.02	(1)(2)	Employment Agreement dated as of June 26, 2003 between Click2learn and Srinivasan Chandrasekar.

31.1		Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed on Click2learn’s quarterly report on Form 10-Q for the quarter ended June 30, 2003.

(2)	Management contract or compensatory plan or arrangement.