Form 10-Q/A
period 2003-09-30
CLICK2LEARN INC/DE/
filed 2004-02-11
CIK 1052327

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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q in response to comments received by us from the Staff of the Securities and Exchange Commission. Unless otherwise stated, all information contained in the amendment is as of November 12, 2003, the filing date of our original Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003. This amendment does not change previously reported financial statements.

CLICK2LEARN, INC.

FORM 10–Q

For the Quarter Ended September 30, 2003

PART I—FINANCIAL INFORMATION

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

CLICK2LEARN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CLICK2LEARN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by license and service for the three and nine months ended September 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
License	$2,625	$2,517	$7,570	$8,399
Service	4,888	4,442	16,073	13,452

Total revenue	$7,513	$6,939	$23,643	$21,851

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

CLICK2LEARN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CLICK2LEARN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CLICK2LEARN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CLICK2LEARN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CLICK2LEARN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Developments

On October 20, 2003, we announced an agreement to combine with Docent, Inc. (“Docent”) in a merger of equals transaction. The proposed transaction is anticipated to close in the first quarter of 2004. The announcement of the transaction and our actions taken in preparing for the submission of the transaction to the stockholders and in planning for the integration with Docent may impact our results of operations and liquidity in future periods. For more information on the proposed merger see “Other Information” on page 32 and for more information on the risks associated with the merger agreement see “Factors That May Affect Future Results of Operations” on page 23. In connection with the proposed merger, Docent and we expect to file a joint proxy statement/prospectus with the Securities and Exchange Commission. The joint proxy statement/prospectus will be mailed to all holders of our stock and will contain important information about us, Docent and the proposed transaction, risks relating to the transaction and the combined company, and related matters. We urge all of our stockholders to read the joint proxy statement/prospectus when it becomes available.

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

Platforms revenue grew 22% in each period to $6.4 million and $19.9 million for the three and nine-month periods ended September 30, 2003 as compared to $5.3 million and $16.2 million for the comparable periods ended September 30, 2002. In general list pricing for Platform license and services was unchanged as compared to 2002 levels, however, due in large part to the improved high tech spending environment discounting decreased to less than 50% where through all of 2002 we discounted greater than 50%. Platform related license revenue grew 9% to $2.2 million and service revenue 30% to $4.2 million for the period as compared to $2.1 million and $3.2 million for the period ended September 30, 2002. For the nine-month period license revenue declined 2% to $6.4 million and services grew 39% to $13.5 million as compared to $6.5 million and $9.7 million in 2002. Aspen related revenue represented 98% of total Platform revenue for the three and nine month periods ended September 30, 2003 or $6.3 million and $19.5 million. This compares to 93% for the three-month period or $4.9 million and 84% or $13.6 million for the nine-month period in 2002. Legacy revenue derived from the Ingenium and e-Learning Network products fell to $111,000 for the three-month period and $368,000 for the nine months ended September 30, 2003. This was down due to the replacement by Aspen as our primary offering from $351,000 for the three-month period and $2.6 million for the nine-month period ended September 30, 2002. We believe that future growth in total revenue is dependent on continuing to increase Platforms revenue.

Tools revenue declined 26% and 34% to $672,000 and $2.2 million, $381,000 and $1.2 million from license and $291,000 and $1.0 million from services for the three and nine-month periods ended September 30, 2003 as compared to $907,000 and $3.4 million, $462,000 and $1.9 million from license and $445,000 and $1.5 million from services for the comparable periods ended September 30, 2002. While new product releases may result in increased customer demand and higher Tools revenue in future periods, we believe that Tools revenue will continue to decline in future periods if new releases of the products are not met with renewed customer demand.

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

Platform cost of revenue increased 39% and 16% to $1.8 million and $5.3 million for the three and nine-month periods ended September 30, 2003 as compared to $1.3 million and $4.6 million for the same periods ended September 30, 2002. The increase was due to higher Platform revenue and increased costs related to the amortization of purchased technology, which increased $240,000 over the three-month period ended September 30, 2002. Platform cost of revenue as a percentage of Platform revenue was 28% and 27% for the three and nine-month periods ended September 30, 2003 up from 25% and down from 28% for the same periods ended September 30, 2002. The increase in costs over the three-month period ended September 30, 2003 was due primarily to increased costs for amortization of purchased technology of $240,000 related to our Virtual Classroom Server product and due to higher services revenue we’ve increased our staffing levels resulting in $250,000 of higher salary expense. The increase in costs over the nine-month period was due to $240,000 of higher amortization expense mentioned above as well as $450,000 of higher labor expense related to increased staffing required to deliver higher services revenue.

Tools cost of revenue declined 48% and 58% to $140,000 and $398,000 for the three and nine-month periods ended September 30, 2003 as compared to $268,000 and $950,000 for the same periods ended September 30, 2002. The decline is a result of lower Tools revenue. Tools cost of revenue as a percentage of Tools revenue was 21% and 18% for the three and nine-month periods ended September 30, 2003 down from 30% and 28% for the same periods ended September 30, 2002. The decline in costs as a percentage of revenue was due primarily to a decline in services revenues.

Content Services cost of revenue declined 34% and 26% to $383,000 and $1.4 million for the three and nine-month periods ended September 30, 2003 as compared to $577,000 and $1.9 million for the same periods ended September 30, 2002. The decline is a result of lower Content Services revenue. Content cost of revenue as a percentage of Content Services revenue was 96% and 90% for the three and nine-month periods ended September 30, 2003 up from 78% and 85% for the same periods ended September 30, 2002. The increase in costs as a percentage of revenue was due primarily to a lower revenue base with which to absorb the group’s fixed costs of approximately $70,000 per quarter.

Operating Expenses

Research and Development. For the three and nine-month periods ended September 30, 2003 total research and development cost declined 10% and 27% to $1.7 million and $4.7 million as compared to $1.9 million and

$6.4 million for the same periods ended September 30, 2002. The decline is a result of shifting payroll to India where individual salaries are lower than U.S.A. equivalents. This allowed us to increase total research and development staff while lowering compensation cost in 2003 approximately $200,000 and $1.7 million as compared to the three and nine-month periods ended September 30, 2002. We anticipate that research and development costs will increase during the remainder 2003 as a result of increased staffing necessary for upcoming releases of the Aspen platform. In prior periods we had classified the amortization of purchased technology as research and development costs. The costs of this amortization have been reclassified as cost of Platforms revenue for the current and historical periods reported.

Sales and Marketing. For the three and nine-month periods ended September 30, 2003 total sales and marketing cost declined 10% and 19% to $3.3 million and $10.5 million as compared to $3.7 million and $13.0 million for the same periods ended September 30, 2002. The decline is a result of headcount reductions of 22% for the three months and 35% for the nine months ended September 30, 2003, which resulted in decreased compensation and travel expenses of approximately $400,000 and $2.5 million as compared to the three and nine-month periods ended June 30, 2002.

General and Administrative. Total general and administrative cost increased 24% to $1.5 million as compared to $1.2 million for the three-month period ended September 30, 2003 as compared to the same period the prior year, while costs for the nine-month period ended September 30, 2003 were unchanged from the same period in the prior year at $4.2 million. During the three-month period ended September 30, 2002 spending was reduced in all operating expense categories in order to lower the companies use of cash; in 2003, such reductions were unsustainable and as a result there was no single category of operating expense primarily responsible for the $300,000 increase for the same period in 2003. For the nine-month period ended September 30, 2003 while costs were unchanged from 2002 levels salary expense was $250,000 lower and general operating expenses $250,000 higher primarily due to the unsustainable cost reduction measures in the three-month period ended September 30, 2003. We expect general and administrative costs to increase in the coming period as a result of expenses incurred in connection with our proposed merger with Docent, regardless of the consummation of the transaction.

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

The amount available under the working capital line of credit as of September 30, 2003 was 65% of our eligible accounts receivable, which approximately equaled our ending loan balance of $3.5 million. This percentage may be adjusted up or down based on a quarterly analysis by the bank and was recently adjusted to 75%. Eligible accounts receivable are those accounts receivable that the bank determines in its good faith business judgment to include in the borrowing base. Certain accounts, such as accounts that are over 90 days past due, unbilled receivables and foreign or government accounts, are not currently eligible. Although we may take steps to include foreign and government accounts in our borrowing base, there is additional cost involved and we have not deemed it necessary to do so to date. As a result of this limitation on eligible accounts, the entire $10 million is not currently available to us under the line of credit and the entire $10 million may not become available in the future. Moreover, because the amount available for borrowing under our agreement is based on our eligible accounts receivable, we may from time to time become over-advanced under the line of credit if our eligible accounts receivable decrease, either because they have been collected but not applied against the existing advances or because they have become ineligible under the terms of the agreement. In such a case we may be required to immediately repay a portion of the amount borrowed sufficient to bring the total amount owed to no more than the total availability under the loan facility.

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