Form 10-K
period 2003-12-31
CLICK2LEARN INC/DE/
filed 2004-03-18
CIK 1052327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2003 was $44,230,166.  For the purposes of this calculation, the registrant’s officers, directors, Paul Allen and entities controlled by Paul Allen are assumed to be affiliates.

The number of shares outstanding of the registrant’s common stock as of March 1, 2004 was 33,244,221.

CLICK2LEARN, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

This Annual Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Annual Report are forward-looking. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “intend”, “believe” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in the section ”Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

We were originally incorporated as Asymetrix Corporation in the State of Washington in 1984 and have developed and marketed a wide range of software products. In 1995 we began to focus our business on the enterprise learning market and released our first authoring tool focused specifically on the creation of online learning content.  We created our first learning management system in 1997 and our first web-based collaborative content development system in 1999. As a result of our decision to focus on the enterprise learning market, we divested several product lines and made a number of acquisitions to strengthen our position in this market, and we changed our name to Asymetrix Learning Systems, Inc. In connection with our initial public offering in June 1998, we reincorporated as a Delaware corporation and in 2001 we changed our name to Click2learn, Inc.  In 2001, we acquired IntelliPrep Technologies, Incorporated (“IntelliPrep”) to strengthen our product offerings for the enterprise learning market, resulting in the initial release of Aspen in September 2001.

In 2002 we limited our services offerings to those directly related to the implementation and support of the Aspen suite and our other software products and discontinued offering custom content development services.  In January 2002 we entered into an agreement to sell the majority of our custom content development business to NIIT (USA), Inc. (“NIIT”), the U.S. operation of NIIT Limited, a global custom software development firm.  The sale closed in the first quarter, but did not include our contract to provide custom content development services for the Washington Army National Guard.  We continued to provide custom content development services to the Washington Army National Guard until July 2002, when we reached agreement to terminate the contract and transition the work in process to another contractor.  Upon termination of our contract with the Washington Army National Guard we had discontinued all custom content development operations.  Pursuant to Statement of Financial Accounting Standards No. 144, revenue and expenses related to our custom content development business have been reclassified as Loss from Discontinued Operations in our financial statements for 2002 and prior years.  This reclassification is reflected in any discussion or description of the results from these periods.

In October 2003 we announced the execution of an Agreement and Plan of Reorganization by and among us, Docent, Inc. (“Docent”), Hockey Merger Corporation (“Newco”) and two wholly owned subsidiaries of Newco.  In that transaction, one wholly owned subsidiary will merge with us and each issued and outstanding share of our common stock will be exchanged for 0.3188 shares of Newco common stock.  Concurrently, the other wholly owned subsidiary will merge with and into Docent and each issued and outstanding share of Docent common stock will be exchanged for 0.7327 shares of Newco common stock.  Following the transaction we and Docent will each become wholly owned subsidiaries of Newco and will thereafter be merged with and into Newco and the separate corporate existence of us and Docent will cease.  Special meetings of our stockholders and the stockholders of Docent to approve the merger are scheduled for March 18, 2004 at our respective offices.  Newco will announce a new corporate name immediately following the approval of the merger.

Segment Financial Information

Management categorizes revenue in three separate categories related to the different components of our business:

•                       Platforms revenue includes software licenses, subscription and hosting fees, implementation, customization, consulting, training and support related to the Aspen suite, our Ingenium learning management system, which is the precursor product to the Aspen Learning Management Server, and our e-Learning Network, which is no longer offered to new customers.  Platforms revenue contributed 68%, 77% and 83% of our total revenue from continuing operations in 2001, 2002 and 2003, respectively.

•                       Tools revenue includes software licenses, technical support and training related to our ToolBook line of products.  Tools revenue contributed 22%, 14% and 11% of our total revenue from continuing operations in 2001, 2002 and 2003, respectively.

•                       Content Services revenue includes the placement of Click2learn personnel at customer sites on a time and material basis, the resale of third party off the shelf training content and license and hosting fees for our Rapid e-Learning Development System, which is no longer offered to new customers.  Content Services revenue contributed 10%, 9% and 7% of our total revenue from continuing operations in 2001, 2002 and 2003, respectively.

We track direct costs of providing the products and services in these three segments and the gross margin for each of these segments.  See Item 8, in particular our Consolidated Statements of Operations and note 15 thereto, for the revenue from continuing operations and gross margin for each segment.  We do not separately track indirect costs by segment and do not report profit or loss on a segment basis.  We do not allocate total assets by segment.

We have historically reported our revenues and costs separately for each of these three segments.  We are now reporting our revenues and costs by licenses and services, rather than by each of these three segments.  Docent has historically reported its revenue and costs for licenses and services and we believe this change will make it easier for investors to compare our respective financial results.

Products and Services

We offer the following products and services:

Aspen Enterprise Productivity Suite.  Aspen is a suite of three software products, each of which can be implemented on a stand-alone basis or in any combination, together with a set of optional modules to extend the interactivity, personalization or functionality of the basic Aspen products.  The Aspen product suite unifies collaborative content development, comprehensive learning management and virtual classrooms for real-time collaborative learning sessions in an integrated system designed to be open, flexible, modular, and scalable.  The Aspen suite is available in multiple languages including U.S. and U.K. English, French, German, Italian, European and Latin American Spanish and Japanese.

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

•                   Performance Management.  The Aspen Performance Management module can be used with Aspen LMS to enhance the functionality related to skills, performance and employee development.  The Performance Management module includes skill and competency profiles, skill gap analysis, skill certification management, employee development planning, self and full 360º employee competency assessments, competency modeling and assessment analysis and reporting.

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

Customers

We provide our enterprise learning products and services to customers across a broad range of industries including financial services, health care, computer software, manufacturing, media, natural resources, networking, telecommunications, transportation, utilities, government and education. The following is a partial list of our significant customers in 2003:

Technology/Telecommunications	Health Care
AT&T	Blue Cross Blue Shield
Creo Products	Medco Health Solutions
Fujitsu Network Communications	Medstar Health
Microsoft	Memorial Sloan-Kettering Cancer Center
Symantec	Wellpoint Health Networks
Vodafone
Williams Information Services	Other Industries
Accenture LLP
Financial Services	Albertson’s Inc.
Fidelity Investments	BBC Worldwide
Fremont Investment and Loan	Boise Cascade

M&T Bank	Burlington Northern Santa Fe
New York Mercantile Exchange	Cendant
Standard & Poors	Gillette
New Horizons
Government/Education/Non-profit	Pfizer
Commonwealth of Pennsylvania	SAIC
Johns Hopkins University	Southern Company
U.K. Ministry of Defence	Textron
University of Michigan	The Thomson Corporation

Microsoft accounted for 17.5% of our total consolidated revenue from continuing operations during 2003 and 13.7% of our total consolidated revenue from continuing operations during 2002. No other single customer accounted for 10% or more of our total consolidated revenue from continuing operations in any of the last three fiscal years.

Backlog

As of December 31, 2003 we had firm backlog orders of approximately $11.4 million, unchanged from firm backlog orders at December 31, 2002.  Backlog consists primarily of Aspen implementation services work contracted but not performed, the unperformed portion of subscription licenses and support contracts for the Aspen platform and the ToolBook products, and pre-purchases of foreign languages or other software modules prior to general release.  We expect most of the current backlog will be completed during the current fiscal year, but any changes to overall backlog will depend on the number of new orders for Aspen implementations, subscription licenses and product support agreements in place during the year.

Competition

The enterprise learning market is evolving and subject to rapid technological change. The market is also highly fragmented, with no single competitor holding a dominant market position. We face competition from a variety of public and private companies in different segments of the enterprise learning market. Based on annual revenue, we are the second largest of three public companies focused on the enterprise learning market.  These competitors are Docent, with whom we recently announced a pending merger and Saba Software, Inc.  We also compete with other public enterprise software companies who have product offerings targeting the enterprise learning market such as Peoplesoft, SAP, and IBM.  However, but these companies do not separately report revenue from these product offerings so we cannot quantify our competitive position against them..  We also compete with a number of privately-held companies focused on enterprise learning, such as Plateau Systems, Thinq Learning Solutions, Inc. and Pathlore Software Corporation.  Because these companies do not publicly report their revenue, we cannot quantify our competitive position against these companies.

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

We believe our solutions compete favorably with respect to most, if not all, of these factors, and that the fully integrated, open and scalable nature of the Aspen suite is the most positive competitive factor in our favor, while the most significant negative factor is lack of features or functionality that is important to the particular customer.

Sales and Marketing

We sell our solutions primarily through a direct sales force consisting of field sales representatives focused on selling larger Aspen implementations and related services. We also have inside sales representatives focused on selling the ToolBook authoring products and smaller Aspen licenses. Our sales organization also includes sales engineers who provide technical expertise, architect the technical aspects of our enterprise learning solutions, assist in proposal preparation and provide ongoing sales support. We use resellers primarily to market our enterprise learning solutions outside North America and we have established several reseller relationships to bring the Aspen platform to markets in Europe, South Africa, the Middle East and the Pacific Rim.

We conduct a variety of marketing programs to promote our enterprise learning solutions, including advertising in national business and technology magazines and trade publications, major trade shows, direct mail and e-mail campaigns, public seminars, web-based seminars, and public relations activities focused on company news and successful applications of our enterprise learning solutions. In cooperation with VNU Business Media, the publisher of Training magazine, we are founding sponsors of one of the largest enterprise learning conferences in the industry. We also participate as an exhibitor and speaker at numerous training and enterprise learning trade shows and we maintain an area on our web site where potential customers can obtain information about enterprise learning and our solutions.

Research and Development

We believe our long-standing focus on technology has attracted qualified engineering and other technical personnel and has contributed to our core technology capabilities. Research and development expenses were $8.8 million, $8.2 million and $6.4 million in 2001, 2002 and 2003, respectively, and represented 28%, 27% and 22% of total revenue from continuing operations in those periods.

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

From time to time our products may become the subject of infringement claims asserted by third parties.  Two such claims are currently pending against us.  For more information on these claims, see Item 3 “Legal Proceedings” on page 10.

Employees

As of December 31, 2003, we had 308 full-time employees, including 96 in research and development, 87 in sales and marketing and technical support, 84 in professional services and 41 in operations and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

International Revenue and Operations

International revenue, based on the country where the customer placing the order is located, accounted for 18%, 15% and 12% of our total revenue from continuing operations for 2001, 2002 and 2003, respectively. See Item 8, specifically note 15 to our consolidated financial statements, for information on the total revenue from continuing operations attributable to, and long-lived assets located in, the United States and foreign countries for each of the last three fiscal years.

In addition to our direct sales efforts, we rely on independent partners in foreign countries to help conduct our international sales and marketing efforts. We intend to continue to expand internationally by establishing additional reseller relationships to expand the geographic reach of our enterprise learning solutions.  Our success in international markets consequently will depend to a large degree on the success of these independent partners, over which we have little control. If they are unwilling or unable to dedicate sufficient resources to our relationships, our international operations will suffer.

In November 2002 we established an office in Hyderabad, India to increase our research and development and implementation services capacity at a lower cost than would be possible by adding this capacity in the United States.  We rely on this office to enable us to complete customer implementation projects and new releases of Aspen on time and within our established budgets. As of March 1, 2004 we had 117 employees in this office, up from 59 on March 1, 2003. Should our operations in Hyderabad be disrupted for any significant period of time, it could prevent us from completing customer implementations or new releases of Aspen in a timely manner, which could cause our business to suffer.

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

IpLearn, LLC v. Click2learn.com, Inc. No. C04 00685 MHP, Northern District of California.  On February 18, 2004 IpLearn LLC filed a complaint alleging that our Aspen product line infringes several patents held by IpLearn and is seeking an injunction and unspecified monetary damages.  We have retained patent counsel to represent us in this case and are currently evaluating IpLearn’s claims.

Although we intend to defend these actions vigorously, the results of litigation cannot be predicted with certainty. An adverse outcome in either action could have a material adverse effect on our business, operating results and financial condition. Moreover, defending the action, regardless of outcome, could be costly, time-consuming, distract management personnel and have a negative effect on our business.

Item 4.  Submission of Matters to a Vote of Securities Holders

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

Since our initial public offering, our common stock has been listed on the Nasdaq National Market, originally under the symbol ASYM and currently under the symbol CLKS. The following table sets forth the high and low sales prices per share for each fiscal quarter during 2002 and 2003.

Fiscal Quarter	High	Low
2002
First Quarter	$5.05	$2.40
Second Quarter	4.90	1.55
Third Quarter	1.89	0.23
Fourth Quarter	1.30	0.52
2003
First Quarter	$1.55	$0.72
Second Quarter	2.15	1.08
Third Quarter	2.41	1.50
Fourth Quarter	2.75	1.65

As of March 1, 2004, there were 224 holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of stockholders, we are unable to determine the actual number of stockholders represented by these record holders.

Dividends and Distributions

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance growth.  We do not anticipate paying any cash dividends in the foreseeable future. Loan covenants in connection with our line of credit with Silicon Valley Bank restrict us from paying any dividends or making other distributions.

Recent Sales of Unregistered Securities

On December 11, 2003 we issued 88,120 shares to Silicon Valley Bancshares in connection with the exercise of a warrant originally issued on December 6, 2002 in the amount of 181,324 shares.  The warrant was exercised on a “net exercise” basis in which it was fully exercised by canceling the number of warrant shares having a fair market value on the exercise date equal to the aggregate exercise price for the number of shares being issued under the warrant.  The shares were issued to a single accredited investor in reliance on Section 4(2) of the Securities Act of 1933 as amended.

Item 6.  Selected Consolidated Financial Data

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
License	$14,206	$11,845	$15,508	$12,107	$9,134
Services	9,485	13,650	15,701	18,370	20,353
Total revenue	23,691	25,495	31,209	30,477	29,487
Cost of revenue:
License	1,633	877	953	1,002	1,766
Services	5,530	6,735	7,125	8,569	7,733
Total cost of revenue	7,163	7,612	8,078	9,571	9,499
Gross margin	16,528	17,883	23,131	20,906	19,988
Operating expenses:
Research and development	7,425	9,535	8,752	8,153	6,411
Sales and marketing	15,977	20,530	18,536	16,595	13,942
General and administrative	5,227	6,623	6,457	5,997	5,530
Amortization of goodwill	—	—	433	—	—
Employee severance	—	—	—	485	—
Total operating expenses	28,629	36,688	34,178	31,230	25,883
Loss from continuing operations	(12,101)	(18,805)	(11,047)	(10,324)	(5,895)
Other income (expense)	856	475	(200)	(190)	(236)
Loss from continuing operations before income taxes	(11,245)	(18,330)	(11,247)	(10,514)	(6,131)
Provision for income taxes	—	—	—	—	29
Loss from continuing operations	(11,245)	(18,330)	(11,247)	(10,514)	(6,160)
Income (loss) from discontinued operations	1,240	1,544	(8,334)	(7,600)	—
Net loss	(10,005)	(16,786)	(19,581)	(18,114)	(6,160)
Non cash dividend associated with preferred stock	(2,754)	—	—	—	—
Net loss attributable to common stockholders	$(12,759)	$(16,786)	$(19,581)	$(18,114)	$(6,160)
Amounts per share, basic and diluted:
Loss from continuing operations	$(0.77)	$(1.08)	$(0.57)	$(0.43)	$(0.21)
Income (loss) from discontinued operations	0.08	0.09	(0.42)	(0.31)	—
Net loss	(0.68)	(0.99)	(0.99)	(0.74)	(0.21)
Non cash dividend associated with preferred stock	(0.19)	—	—	—	—
Net loss attributable to common stockholders	$(0.87)	$(0.99)	$(0.99)	$(0.74)	$(0.21)
Weighted average common shares outstanding, basic and diluted	14,626	16,956	19,748	24,393	28,973
Balance Sheet Data:
Cash and cash equivalents	$19,481	$15,321	$9,553	$3,586	$12,862
Working capital	27,818	21,801	20,877	2,900	9,847
Total assets	49,406	44,880	39,354	25,473	34,570
Long-term obligations	92	4	417	—	—
Stockholders’ equity	41,355	35,053	29,560	12,226	18,496

(a)          Historical information was restated to reflect the accounting for discontinued operations.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Click2learn should be read in conjunction with Click2learn’s Consolidated Financial Statements and related Notes thereto included elsewhere in this Report.

Overview

We are a leading developer and provider of enterprise learning solutions for companies, government agencies and educational institutions. We design, develop, market, license and support an integrated suite of enterprise software products and related services that allow our customers to cost-effectively create, personalize and manage the delivery of learning and knowledge content. Our flagship product, the Aspen Enterprise Productivity Suite, combines collaborative content development, comprehensive learning management and virtual classroom systems into a single, integrated product suite with a unified architecture and user experience. We provide our products and services to customers across a broad range of industries including financial services, health care, computer software, manufacturing, media, natural resources, networking, telecommunications, transportation, utilities, government and education

We have three distinct segments that we use to track our operations based on license and service revenue generated by each segment.  These three segments are:

•                        Platforms segment, which includes software licenses, subscription and hosting fees, implementation, customization, consulting, training and support related to the Aspen suite, our Ingenium learning management system, which is the precursor product to the Aspen Learning Management Server, and our e-Learning Network, which is no longer offered to new customers.

•                        Tools segment, which includes software licenses, technical support and training related to our ToolBook line of products.

•                        Content Services segment, which includes the placement of Click2learn personnel at customer sites on a time and material basis, the resale of third party off the shelf training content and license and hosting fees for our Rapid e-Learning Development System, which is no longer offered to new customers.  During 2002 we discontinued our custom content development business, which had been the primary source of revenue from Content Services in prior years.  Current and prior years’ revenue and expenses for this portion of the business have been reclassified as income or loss from discontinued operations.

We track direct costs of providing the products and services in these three segments and the gross margin for each of these segments.  See Item 8, in particular our Consolidated Statements of Operations and note 15 thereto, for the revenue from continuing operations and gross margin for each segment.  We do not separately track indirect costs by segment and do not report profit or loss on a segment basis.  We do not allocate total assets by segment.

We have historically reported our revenues and costs separately for each of these three segments.  We are now reporting our revenues and costs by licenses and services, rather than by each of these three segments.  Docent has historically reported its revenue and costs for licenses and services and we believe this change will make it easier for investors to compare our respective financial results.

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.  Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  These judgments are practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances.  Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary.  Actual results may differ from these estimates under different assumptions or conditions.  Our critical accounting policies and estimates include:

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

Revenue from subscription licenses, hosting agreements and support agreements is recognized on a straight-line basis over the life of the contract.  We bill these contracts either in advance or on a monthly basis.  When we bill these contracts in advance, we record the deferred amounts in deferred revenue.

Allowances for Sales Returns and Doubtful Accounts. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Specifically, we must make estimates of future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing reserves for sales returns and the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we were to make different judgments or utilize different estimates. Similarly, we must make estimates of the uncollectability of our accounts receivable. We specifically analyze accounts receivable greater than 90 days and analyze historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

During 2002 we discontinued our custom content development business.  Since the discontinuation of our custom content development business, the primary focus of our business and source of our revenue has been the sale of licenses and services related to the Aspen suite.  This revenue is included in the Platforms segment.  We believe that the current public market value ascribed to Click2learn is entirely based on our continuing operations, primarily the Aspen suite and the perceived future value that Aspen brings to Click2learn.  At a minimum we view our market capitalization as our fair value.  The goodwill on our books pertains to the acquisition of IntelliPrep in 2001.  IntelliPrep’s technology enabled us to complete Aspen 1.0 and as a result we view the value ascribed to Aspen to be an indication of whether the related goodwill from the IntelliPrep acquisition is impaired.  Throughout 2003 our market capitalization has continually exceeded our carrying value, therefore we did not undertake further impairment testing.

Results of Operations

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-lived Assets, the financial statements and management’s discussion and analysis present results from continuing operations with revenue and expenses related to our custom content development business for 2003 and prior years presented as loss from discontinued operations.  See “Loss from Discontinued Operations” for additional information regarding the discontinuance of the custom content development business and the amount of revenue and costs that have been reclassified to loss from discontinued operations.

The following table presents our results of continuing operations as a percentage of total revenue for the periods indicated.

Statement of Operations Data:	2001	2002	2003

Revenue:
Licenses	49.7%	39.7%	31.0%
Services	50.3	60.3	69.0
Total revenue	100.0	100.0	100.0
Cost of revenue:
Licenses	3.1	3.3	6.0
Services	22.8	28.1	26.2
Total cost of revenue	25.9	31.4	32.2
Gross margin	74.1	68.6	67.8

Operating expenses:
Research and development	28.0	26.8	21.7
Sales and marketing	59.4	54.4	47.3
General and administrative	20.7	19.7	18.8
Amortization of goodwill	1.4	0.0	0.0
Employee severance	0.0	1.6	0.0
Total operating expenses	109.5	102.5	87.8
Loss from continuing operations	(35.4)	(33.9)	(20.0)
Other income (expense)	(0.6)	(0.6)	(0.8)
Loss from continuing operations before income taxes	(36.0)%	(34.5)%	(20.8)%
Income taxes	0.0	0.0	(0.1)
Loss from continuing operations	(36.0)	(34.5)	(20.9)
Loss from discontinued operations	(26.7)	(24.9)	0.0
Net loss	(62.7)%	(59.4)%	(20.9)%

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

Revenue.  Our total revenue from continuing operations decreased 3% from $30.5 million in 2002 to $29.5 million in 2003.  The decrease was attributable to a 25% decline in license revenue from $12.1 million in 2002 to $9.1 million in 2003, offset by an 11% increase in services revenue from $18.4 million in 2002 to $20.4 million in 2003.  In general, list pricing and discounting for licenses and services was unchanged in 2003 as compared to 2002 at approximately 50%.  Management analyzes our revenue and cost of revenue separately for the three segments of our business described in the Overview, namely Platforms, Tools and Content Services.  The following table sets forth the breakout of license and services revenue (in thousands) in 2001, 2002 and 2003 for each of the three segments:

	2001		2002		2003
	Licenses	Services	Licenses	Services	Licenses	Services
Segment Revenue:
Platforms	$11,302	$9,744	$9,760	$13,585	$7,387	$16,963
Tools	4,206	2,777	2,347	1,943	1,747	1,362
Content services	0	3,180	0	2,842	0	2,028
Total	$15,508	$15,701	$12,107	$18,371	$9,134	$20,353

Platform revenue increased 4% from $23.3 million in 2002 to $24.4 million in 2003.  The increase was the result of a 25% increase in Platform services revenue from $13.6 million in 2002 to $17.0 million in 2003, offset by a 24% decline in Platform license revenue from $ 9.8 million in 2002 to $7.4 million in 2003.  We believe that Platform license sales opportunities in 2003 were equal to or greater than in 2002, but that many potential clients chose to wait until our proposed merger with Docent is completed and the future technology roadmap of the combined company is disclosed prior to committing to purchases.  Platform services increased primarily due to higher support revenue, which increased from $3.0 million in 2002 to $4.8 million in 2003, resulting from a higher Platform base from which support revenue is derived.  The remaining $1.6 million in Platform segment services growth was derived from increases in implementation services associated with our new and existing clients installing Aspen or upgrading to new versions.

Tools revenue declined 28% from $4.3 million in 2002 to $3.1 million in 2003.   The overall decline was the result of a 26% decline in Tools license  revenue from $2.3 million in 2002 to $1.7 million in 2003 and a 30% decline in Tools services revenue from $1.9 million in 2002 to $1.4 million in 2003.  The decline in Tools license revenue resulted from a lack of new versions of the ToolBook products, which had not been updated since 2000.  The decline in Tools services revenue resulted from the lower Tools license sales in 2003 as compared to 2002, which resulted in lower demand for support and training services.

Content Services revenue does not include a license revenue component.  Content Services revenue declined 29% from $2.8 million in 2002 to $2.0 million in 2003.  Content Service revenue declined due to decreased demand from clients for temporary staff and a decreased focus on this segment of our business.

Cost of Revenue.  Cost of revenue from continuing operations declined 1% from $9.6 million in 2002 to $9.5 million in 2003.  Costs as a percentage of revenue increased slightly from 31% in 2002 to 32% in 2003.  Cost of license revenue increased 76% from $1.0 million in 2002 to $1.8 million in 2003 and increased as a percentage of license revenue from 8% in 2002 to 19% in 2003.  Cost of service revenue declined 10% from $8.6 million in 2002 to $7.7 million in 2003 and cost as a percentage of service revenue declined from 47% in 2002 to 38% in 2003.  The following table sets forth the breakout of license and services cost of revenue (in thousands) in 2001, 2002 and 2003 for each of the three segments used by management to analyze our business:

	2001		2002		2003
	Licenses	Services	Licenses	Services	Licenses	Services
Segment Cost of Revenue:
Platforms	$308	$3,345	$569	$5,447	$1,413	$5,673
Tools	645	901	433	650	353	210
Content services	0	2,879	0	2,472	0	1,850
Total	$953	$7,125	$1,002	$8,569	$1,766	$7,733

Platforms cost of revenue consists primarily of labor costs associated with software implementations, amortization of purchased technology and to a lesser extent packaging and CD replication costs associated with software license sales. Costs of Platforms revenue increased 18% from $6.0 million in 2002 to $7.1 million in 2003, which was the result of  a 148% increase in Platforms cost of license revenue from $569,000 in 2002 to $1.4 million in 2003 and a 4% increase in cost of Platforms services revenue from $5.4 million in 2002 to $5.7 million in 2003.  The increase in Platform license cost of revenue was primarily due to an increase in amortization of purchased technology related to our virtual classroom product, which was put in service during 2003.  Amortization of purchased technology is recorded under license costs and increased from $467,000 in 2002 to $1.2 million in 2003.  The increase in Platforms services cost of revenue resulted from the higher Platforms services revenue in 2003.  Cost as a percentage of revenue for our Platforms segment increased from 26% in 2002 to 29% in 2003.  The increase in cost as a percentage of Platforms revenue resulted from an increase in cost of Platforms license revenue from 6% in 2002 to 19% in 2003, offset a decrease in costs as a percentage of Platforms services revenue from 40% in 2002 to 33% in 2003.  The increase in cost of Platforms license revenue was due to the increase in amortization expense, while the decrease in costs as a percentage of Platforms services revenue was due to the use of lower cost resources based in India to perform these services.

Tools cost of revenue consists primarily of labor associated with training customers on the use of ToolBook and packaging, royalties and CD replication costs associated with software license sales.  Tools cost of revenue declined 48% from $1.1 million in 2002 to $563,000 which was the result of  an 18% decrease in Tools cost of license revenue from $433,000 in 2002 to $353,000 in 2003 and a 68% decrease in cost of Tools services revenue from $650,000 in 2002 to $210,000 in 2003.  Tools cost of revenue as a percentage of Tools revenue decreased from 25% in 2002 to 18% in 2003.  The decrease in Tools cost as a percentage of Tools revenue resulted from a decrease in Tools cost of services revenue as a percentage of Tools services revenue from 33% in 2002 to 15% in 2003 primarily due to the use of less expensive resources based in India to perform Tools services work, offset by an increase in Tools license cost of revenue as a percentage of Tools license revenue from 18% in 2002 to 20% in 2003.

Content Services cost of revenue from continuing operations consist primarily of labor costs associated with temporary staff.  Content services cost of revenue declined 25% from $2.5 million in 2002 to $1.8 million in 2003.  The decline was due to lower segment revenue.  Cost as a percentage of revenue increased from 87% in 2002 to 91% in 2003 due to the lower revenue with which to absorb fixed overhead costs.

Operating Expenses.

Research and Development.  Research and development expenses include expenses associated with the development of new products and new product versions and consist primarily of salaries, amortization of purchased software, depreciation of development equipment, supplies and overhead allocations.  Research and development expenses decreased 21% from $8.2 million in 2002 to $6.4 million in 2003.  This decrease was due primarily to a shifting of payroll to India where individual salaries are lower than in the United States.  This allowed us to increase total research and development staff from 53 at December 31, 2002 to 96 at December 31, 2003, while lowering 2003 salary and facility cost $1.5 million as compared to 2002.  Research and development expenses as a percentage of total revenue from continuing operations declined from 27% in 2002 to 22% in 2003.

Sales and Marketing.  Sales and marketing expenses consist of sales and marketing personnel costs, sales commissions, travel, advertising, public relations, seminars, trade shows and other marketing literature and overhead costs.  Sales and marketing expenses decreased 16% from $16.6 million in 2002 to $13.9 million in 2003.  The decrease was attributable to a shift in staffing mix from higher compensated sales staff to lower compensated support staff as well as lower external marketing expenditures.  Sales staff declined from 56 in 2002 to 49 at the end of 2003.  Marketing and support staff increased from 26 in 2002 to 38 in 2003 with several of these positions shifted to India.  The result was a decline in 2003 compensation, travel and facilities costs of $1.9 million as compared to 2002 levels.  External marketing expenses declined approximately $600,000 in 2003 as compared to 2002 levels.  This reduction was planned in order to reduce cash use.  Sales and marketing expenses as a percentage of total revenue from continuing operations decreased from 54% in 2002 to 47% in 2003.

General and Administrative.  General and administrative expenses consist primarily of salaries and other personnel-related expenses for administrative, executive and finance personnel as well as outside advisors.  General and administrative expenses decreased 8% from $6.0 million in 2002 to $5.5 million in 2003.  The primary cause of the reduction was $544,000 of lower compensation and facility related expenses offset by an increase in bank service charges of $170,000.  The increase in bank service charges resulted from higher fees associated with our line of credit with Silicon Valley Bank, which was increased from $5 million during 2002 to $10 million in 2003. General and administrative expenses as a percentage of total revenue from continuing operations decreased from 20% in 2002 to 19% in 2003.

Amortization of Goodwill.  Amortization of goodwill relates to the amortization of excess purchase price over the fair value of identifiable tangible and intangible assets acquired in acquisitions recorded using the purchase method of accounting.  Goodwill amortization was $0 during 2002 and in 2003.  As of January 1, 2002, we adopted Financial Accounting Standard Board Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized, but be subject to an annual impairment test.  Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. At December 31, 2003 we determined through our annual impairment test that the value of our goodwill was greater than our carrying value.  As a result no impairment charges were recorded.

Other Income (Expense).  Interest income, net, on cash and cash equivalents in 2003 was $136,000 as compared to $10,000 in 2002.  The increase was due primarily to higher cash balances in 2003 resulting from sales of equity.  In April 2000, we established a joint venture with SOFTBANK Media & Marketing Corp. and SOFTBANK Forums Japan, Inc. creating Click2learn Japan K.K.  We account for our portion of the joint venture’s operating results under the equity method.  In 2003 we recorded a loss of $100,000 as compared to $200,000 in 2002.  The remaining value of our investment at December 31, 2003 was approximately $169,000.  We do not have obligations to provide future financing.

Provision for Income Taxes.  We recorded a provision for foreign income taxes of $29,000 for 2003 and $0 for 2002.

Loss from Discontinued Operations.  In the first quarter of 2002 we sold certain assets of our custom content development business, including equipment and a customer list, to NIIT.  These assets were sold pursuant to an Asset Purchase Agreement for $1 million, resulting in a gain of $927,000 based on the book value of those assets.  As a part of the transaction, NIIT acted as a subcontractor to complete work in process and will be our primary strategic partner for custom content development services.  In this regard, we will refer custom content development work to NIIT, which will contract directly with customers to complete the work.

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

Results related to our custom content development business for the current year and all prior periods have been reclassified as loss from discontinued operations.  For the year ended December 31, 2002, we reclassified $248,000 of revenue, $2.7 million of costs related to revenue, $6.1 million of expenses, and $927,000 of other income as a combined loss from discontinued operations of $7.6 million.  We had no costs from discontinued operations in 2003.  The bulk of 2002 expenses reflect the termination costs for personnel, facilities and the WANG contract during the first and third quarters of 2002.

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

Revenue.  Our total revenue from continuing operations decreased 2% from $31.2 million in 2001 to $30.5 million in 2002.  The decrease was attributable to a 22% decline in license revenue from $15.5 million in 2001 to $12.1 million in 2002, offset by a 17% increase in services revenue from $15.7 million in 2001 to $18.4 million in 2001.  In general list pricing for licenses and services were unchanged in 2001 as compared to 2002, however Platform segment license discounting increased to over 50%.

Platform revenue increased 11% from $21.0 million in 2001 to $23.3 million in 2002.  The increase was the result of a 39% increase in Platform services revenue from $9.7 million in 2001 to $13.6 million in 2002, offset by a 14% decline in Platform license revenue from $ 11.3 million to $9.8 million.  Platform services revenue increased primarily due to higher implementation and higher support revenue, which combined increased approximately $4 million in 2002.  As mentioned above license pricing was unchanged from 2001 levels, however due to competitive pressure discounting increased to approximately 50% on Platform segment licenses which, together with a weak economy and decreased spending in the enterprise software and technology sectors, led to the year over year decline.  Unit volumes in 2002 were comparable to 2001.

Tools revenue declined 39% from $7.0 million in 2001 to $4.3 million in 2002.  The overall decline was the result of a 44% decline in Tools license  revenue from $4.2 million in 2001 to $2.3 million in 2002 and a 30% decline in Tools services revenue from $2.8 million in 2001 to $1.9 million in 2002.  The decline in Tools license revenue resulted from a lack of new versions of the ToolBook products, which had not been updated since 2000.

The decline in Tools services revenue resulted from the lower Tools license sales in 2002 as compared to 2001, which lead to in lower demand for support and training services.

Content Services revenue declined 11% from $3.2 million in 2001 to $2.8 million in 2002.  Content Service revenue declined due to decreased demand from clients for temporary staff resulting from the weak economy.

Cost of Revenue.  Cost of revenue increased 18% from $8.1 million in 2001 to $9.6 million in 2002, costs as a percentage of revenue increased from 26% in 2001 to 31% in 2002.  Cost of license revenue increased 5% from $953,000 in 2001 to $1.0 million in 2002 and increased slightly as a percentage of license revenue from 6% in 2001 to 8% in 2002.  Cost of service revenue increased 20% from $7.1 million in 2001 to $8.6 million in 2002 and cost as a percentage of service revenue increased slightly from 45% in 2001 to 47% in 2002.

Platforms cost of revenue increased 65% from $3.7 million in 2001 to $6.0 million in 2002, which was the result of  an 85% increase in Platforms cost of license revenue from $308,000 in 2001 to $569,000 in 2002 and a 63% increase in cost of Platforms services revenue from $3.3 million in 2001 to $5.4 million in 2002.  The increase in Platform license cost of revenue was primarily due to a full year of amortization of technology acquired in connection with IntelliPrep, while the increase in Platform services cost of revenue was primarily due to higher Platform services revenue.  Cost as a percentage of revenue for our Platforms segment increased from 17% in 2001 to 26% in 2002 due primarily to the larger percentage of higher cost Platforms services revenue.  Cost as a percentage of Platforms services revenue increased from 34 % in 2001 to 40% in 2002 and cost as a percentage of Platforms license revenue increased from 3% in 2001 to 6% in 2002.

Tools cost of revenue declined 30% from $1.5 million in 2001 to $1.1 million which was the result of  a 33% decrease in Tools cost of license revenue from $645,000 in 2001 to $433,000 in 2002 and a 28% decrease in cost of Tools services revenue from $901,000 in 2001 to $650,000 in 2002.  Tools cost of revenue as a percentage of Tools revenue increased  from 22% in 2001 to 25% in 2002.  Tools services revenue as a percentage of Tools services revenue increased slightly from 32% in 2001 to 33% in 2002, and cost as a percentage of Tools license revenue increased from 15% in 2001 to 18% in 2002.

Content services revenue cost of revenue declined 14% from $2.9 million in 2001 to $2.5 million in 2002.  The decline was due to lower segment revenue.  Cost as a percentage of revenue decreased from 91% in 2001 to 87% in 2002.

Operating Expenses.

Research and Development.  Research and development expenses decreased 7% from $8.8 million in 2001 to $8.2 million in 2002.  This decrease was due primarily to a shifting of payroll to India in the second half of 2002 where individual salaries are lower than in the United States.  This allowed us to increase total research and development staff while lowering salary cost $300,000 compared to 2002 costs.  Research and development expenses as a percentage of total revenue from continuing operations decreased from 28% in 2001 to 27% in 2002.

Sales and Marketing.  Sales and marketing expenses decreased 10% from $18.5 million in 2001 to $16.6 million in 2002.  The decrease was attributable to headcount reductions of 28% in the second half of 2002 that reduced 2002 compensation and travel expenses approximately $1.9 million as compared to 2001.  Sales and marketing expenses as a percentage of total revenue from continuing operations decreased from 59% in 2001 to 54% in 2002.

General and Administrative.  General and administrative expenses decreased 7% from $6.5 million in 2001 to $6.0 million in 2002.  The reduction was due to 31% lower overall headcount in the company as compared to December 31, 2001, which reduced general operating expenses $200,000 and compensation expenses $300,000 as compared to 2001.  General and administrative expenses as a percentage of total revenue from continuing operations decreased from 21% in 2001 to 20% in 2002.

Amortization of Goodwill.  Goodwill amortization was $0 during 2002 as compared to $433,000 for 2001. At December 31, 2002 we determined through our annual impairment test that the value of our goodwill was greater than our carrying value.  As a result no impairment charges were recorded.

Other Income (Expense).  Interest income, net, on cash and cash equivalents in 2002 was $10,000 as compared to $107,000 in 2001.  The reduction was due primarily to lower cash balances and reduced interest rates in 2002.  Our portion of Click2learn Japan K.K.’s operating loss under the equity method was $200,000 as compared to $400,000 in 2001.

Adoption of Accounting Standards

No new accounting standards were adopted in 2003.

Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities.  FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003.  we will be required to apply FIN 46R to variable interests in Variable Interest Entities (“VIEs”) created after December 31, 2003.  For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005.  For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.  We are currently reviewing the potential impact of FIN 46R on our consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) which revises or rescinds certain sections of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  The changes noted in SAB 104 did not have a material effect on our financial position and results of operations.

Liquidity and Capital Resources

At December 31, 2003, our principal source of liquidity was $12.9 million of cash and $12.3 million of accounts receivable, up from $3.6 million and $10.8 million respectively on December 31, 2002.  Cash increased as a result of our completing a private placement of common stock and warrants with net proceeds of $11.9 million in June of 2003 offset by uses of cash of $3.5 million.  Accounts receivable increased $1.5 million primarily due to an increase in billings related to deferred revenue items at year-end, which relate to customers invoiced but for which no revenue has been recognized.  Included in receivables at December 31, 2003 are approximately $1.9 million in receivables from the Washington Army National Guard (WANG) billed in December.  These amounts relate to annual technical support already provided as well as licenses for tools that we believe are being used without licenses.  We are currently in negotiations to resolve these items with the WANG, therefore the entire $1.9 million of revenue has been deferred and is reflected in deferred revenue.  In general, we believe our risk on current non WANG related receivables is low given the general financial strength of our customers.

Cash used in continuing operating activities declined from $13.8 million in 2001 to $2.2 million in 2002 to $1.5 million in 2003.  With revenue roughly the same or slightly down from the previous year in 2001, 2002 and 2003, the primary cause for the declines was lower overall expense levels in 2002 as compared to 2001 and in 2003 as compared to 2002.  Net cash used in operating activities includes cash provided by or used in discontinued operating activities.  Net cash used in operating activities declined from $13.4 million in 2001 to $6.2 million in 2002 to $1.5 million in 2003.

Net cash used in investing activities was $2.8 million, $3.0 million and $1.9 million in 2001, 2002 and 2003, respectively.  Net cash used in investing activities in 2001 was primarily the result of capital expenditures and investments in Click2learn Japan K.K.  Net cash used in investing activities in 2002 was primarily the result of capital expenditures and a purchase of technology for $2.7 million, offset by $1.0 million provided by the sale of certain assets used in our custom content development business to NIIT.  Net cash used in investing activities in 2003 was primarily the result of expenditures of $1.2 million associated with our pending merger with Docent and capital expenditures of approximately $700,000 associated with normal purchases of computers and software. As of December 31, 2003, we had no material commitments for capital expenditures and had commitments under non-cancelable operating leases with terms in excess of one year of $5.8 million through 2008.

Based on these trends, we anticipate that our cash and cash equivalents will be sufficient to meet our working capital needs and capital expenditures for the next 18 months or longer.

Cash provided by financing activities was $10.5 million, $2.3 million and $12.6 million in 2001, 2002 and 2003, respectively, resulting from:

•                  a private placement to accredited investors in 2001 in which we sold 3,680,000 shares of our common stock for an aggregate purchase price of  approximately $9.2 million in cash and issued the investors warrants for the purchase of an additional 1,840,000 shares of common stock at an exercise price of $4.00 per share, net cash from borrowings of $913,000 and amounts received from exercise of employee stock options and purchases under our Employee Stock Purchase Plan;

•                  net borrowings against the Silicon Valley Bank credit facility of $1.7 million in 2002, amounts received from exercise of employee stock options and purchases under our Employee Stock Purchase Plan; and

•                  a private placement to accredited investors in 2003 in which we sold 7,460,644 shares of our common stock and issued investors warrants for the purchase of an additional 2,611,225 shares of common stock at an exercise price of $1.90 per share for an aggregate purchase price of approximately $12.8 million, net cash from borrowings of $316,000, amounts received from exercise of employee stock options and purchases under our Employee Stock Purchase Plan.

In connection with the 2001 private placement transaction, Jefferies & Company, Inc. was paid placement agent commissions of $456,750 and issued warrants for the purchase of 92,400 common shares at an exercise price of $2.50 per share, Commonwealth Associates, L.P. was paid placement agent commissions of $105,000 and issued warrants for the purchase of 18,000 common shares at an exercise price of $2.50 per share and ComVest Venture Partners, L.P.  was paid placement agent commissions of $70,000 and issued warrants for the purchase of 12,000 common shares, at an exercise price of $2.50 per share.  ComVest was also an investor in the 2001 private placement transaction at the same price and on the same terms and conditions as the other investors in that transaction.  In connection with the 2003 private placement transaction, Craig-Hallum Capital Group, LLC was paid placement agent commissions of $702,392 and issued warrants for the purchase of 373,032 common shares at an exercise price of $1.90 per share.

In December 2002 we consolidated our existing $4 million working capital line of credit and $1 million term loan facility with Silicon Valley Bank into a new $10 million working capital line.  The working capital line bears interest at the greater of Silicon Valley Bank prime rate plus 2.25% or 7.0% and has minimum monthly interest of $8,500 per month regardless of the loan balances.  The credit facility is collateralized by a security interest in all of our assets.  Covenants in the loan agreements include restrictions on our ability to pay dividends or make other distributions, make acquisitions or investments, merge or consolidate with others or dispose of assets, as well as financial covenants limiting the amount of net losses during any three-month period to a maximum of $1.6 million and requiring us to maintain certain levels of minimum tangible net worth as follows for the fiscal quarters ending:

•                  December 31, 2002:  $8,400,000;

•                  March 31, 2003:  $7,100,000;

•                  June 30, 2003:  $6,000,000;

•                  September 30, 2003:  $5,000,000; and

•                  December 31, 2003 and each fiscal quarter ending thereafter:  $4,500,000 plus (i) 100% of all consideration received by us for equity securities and subordinated debt, plus (ii) 50% of our net income in each fiscal quarter during the loan term.

The failure to meet those covenants could prevent us from accessing the working capital line and result in the acceleration of any balances under the working capital line and term loan if not waived.  At December 31, 2003 we were in technical breach of loan covenants due to the fourth quarter’s net loss.  Silicon Valley Bank evaluated the circumstances and provided a waiver for the applicable covenants. If not renewed, the working capital line terminates and any advances made are due on December 6, 2004.  At December 31, 2003, we had a balance of $3.6 million on the working capital line.

The total amount we can borrow under the line of credit as of March 1, 2004 is 75% of our eligible accounts receivable, or approximately equal to our ending loan balance of $3.6 million.  This amount may be adjusted up or down based on a quarterly analysis by the bank of our eligible accounts receivable.  Eligible accounts receivable are those accounts receivable that the bank determines in its good faith business judgment to include in the borrowing base.  Certain accounts, such as accounts that are over 90 days past due, unbilled receivables and foreign or government accounts, are not currently eligible.  Although we may take steps to include foreign and government accounts in our borrowing base, there is additional cost involved and we have not deemed it necessary to do so to date.  As a result of this limitation on eligible accounts, the amount available to us under the line of credit may be reduced in the future.  Moreover, because the amount available for borrowing under our agreement is based on our eligible accounts receivable, we may from time to time become over-advanced under the line of credit if our eligible accounts receivable decrease, either because they have been collected but not applied against the existing obligations or because they have become ineligible under the terms of the agreement.  In such a case we may be required to immediately repay a portion of the amount borrowed sufficient to bring the total amount owed to no more than the total availability under the loan facility.

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

Our long-term liquidity could also be affected if our merger with Docent does not conclude.  If terminated under certain specified conditions we would be liable for $2.5 million of breakup fees and would have to expense all related merger costs.  These items would affect our liquidity.

We had the following contractual commitments and obligations at December 31, 2003 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$5,818	$1,433	$2,384	$2,001	$—
Purchase Obligations	206	108	30	68	—
Other Long Term Liabilities Reflected on our Balance Sheet under GAAP	—	—	—	—	—
Total	$6,024	$1,541	$2,414	$2,069	$—

In addition to the contractual commitments listed above we had a liability for deferred revenue of $7.3 million at December 31, 2003 up from $4.4 million at December 31, 2002.  Deferred revenue is created when we bill clients for product or services prior to recognition of the related revenue.  Normally, approximately 25% of this amount is reflected in current accounts receivable.  Approximately 72% and 85% of deferred revenue in 2003 and 2002, respectively, resulted from contracts to deliver support and maintenance for our software products.  These contracts typically have terms of twelve months, therefore we recognize the revenue ratably over their life.  When the contracts expire we contact the client and request renewal, starting the deferred revenue cycle again.  Growth in the total deferred revenue liability is primarily dependant on future sales of our software and the willingness of existing and new clients to contract for support and maintenance services.

Factors That May Affect Future Results of Operations

Our business and results of operations are likely to be affected by our announced merger with Docent, Inc.

We believe announcement of the proposed transaction with Docent had an adverse effect on our revenue in the fourth quarter of 2003 as  customers delayed, deferred or canceled purchases pending consummation of the planned transaction due to potential uncertainty about the direction of the combined company’s product offerings and its support and service of existing products.  To the extent that our announcement of the transaction creates uncertainty among customers such that one or more large customers, or a significant group of small customers, delays purchase decisions pending consummation of the planned transaction, our results of operations in future quarters could also be negatively affected.  Decreased revenue could have a variety of adverse effects, including negative consequences to our relationships with, and ongoing obligations to, customers, suppliers, business partners, and others with whom we have business relationships.  In addition, our quarterly operating results and revenue could be substantially below the expectations of market analysts, which could cause a decline in our stock price.

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

•                  we would be required to expense approximately $1.1 million of costs currently capitalized.

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

The period between our initial contact with a potential customer and that customer’s purchase of our products and services is lengthy and may extend over several fiscal quarters.  To sell our products and services successfully, we generally must educate our potential customers regarding the use and benefits of our products and services, which can require significant time, capital and other resources.  The delay or failure to complete sales in a particular quarter could reduce our revenue in that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized.  If the sales cycle unexpectedly lengthens in general or for one or more large orders, it would negatively affect the timing of our revenue and our revenue growth would be harmed.

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

We incurred a net loss of approximately $6.2 million for the year ended December 31, 2003.  As of December 31, 2003, our accumulated deficit was $236 million.  We did not generate positive cash flow for the fiscal year.  We have not yet achieved profitability and may not do so. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis.

We have a limited operating history with the Aspen suite, which makes it difficult to predict our future performance.

The primary focus of our business is the Aspen suite.  We released the first version of the Aspen suite in September 2001 and released the first major upgrade in September 2002. Accordingly, we have a limited operating history on which to evaluate our current business and future prospects. Our limited operating history with the Aspen suite makes it difficult to predict our future performance and may not provide investors with a meaningful basis for evaluating an investment in our common stock.

Our reliance on Aspen suite means that a decline in the price of or demand for the Aspen suite could seriously harm our business.

The Aspen suite and related services accounted for the majority of our revenue in 2003 and is expected to account for a majority of our revenue for the foreseeable future.  Consequently, a decline in the price of or demand for the Aspen suite or its failure to achieve broad market acceptance would seriously harm our business.

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

•                       large professional consulting firms and in-house IT departments; and

•                       developers of web authoring tools.

There are relatively low barriers to entry in the enterprise learning market and new competitors may enter this market in the future. Increased competition may result in price reductions, reduced gross margins and loss of market share. We may not be able to contend effectively with such increased competition.  In particular, vendors of other enterprise software applications such as enterprise resource planning, human resource management or customer relationship management have begun to offer learning delivery and management functionality to extend their current product lines.  Although these offerings may not offer the same functionality as our Aspen suite, bundling these offerings with the remainder of their solutions could diminish our ability to sell our products and services to their customers and announcements by these companies of future products could delay purchasing decisions by their customers and our prospects, either of which could adversely affect our business.

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

We rely on independent partners in many foreign countries to help conduct our international operations and sales and marketing efforts. Our success in international markets consequently will depend to a large degree on the success of these independent partners, over which we have little control. If they are unwilling or unable to dedicate sufficient resources to our relationships, our international operations will suffer.

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

Our Aspen suite may contain defects or otherwise perform improperly.

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

•                       create liens on our assets; and

•                       extend  or guaranty credit.

In addition, the terms of our indebtedness require that we meet certain financial covenants related to maximum net losses and minimum tangible net worth. The covenants governing our existing indebtedness restrict our operations and those of our subsidiaries, and these limitations could impair our ability to meet such financial covenants. In addition, our ability to meet these financial covenants and to comply with other provisions governing our indebtedness may be affected by changes in economic or business conditions or other events beyond our control. Moreover, failure to comply with our debt-related obligations could result in an event of default that, if not cured or waived, could result in an acceleration of our indebtedness.  We have on occasion violated certain of the covenants under our loan agreements with Silicon Valley Bank and we cannot assure you that we will not violate these covenants in the future.  To date, the bank has waived those violations without cost to us.  However, we cannot assure you that the bank will waive any future violations at no cost to us, or at all.

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

The trading price of our common stock has been and is likely to continue to be highly volatile.  For example, during the 52-week period ended December 31, 2003, the price of our common stock ranged from $0.72 to $2.75 per share.  Our stock price is subject to continued fluctuations in response to a number of factors, including:

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

Interest Rate Risk.  We hold our assets primarily in cash and cash equivalents, such as short-term marketable debt securities, money market funds and other cash equivalents. We minimize risk by investing in financial instruments with maturity of three months or less. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2003, the fair value of cash and cash equivalents would not change by a material amount.

Foreign Currency Exchange Risk.  We have foreign currency risk as a result of foreign subsidiary activities. For the year ended December 31, 2003, international revenue from foreign subsidiaries accounted for approximately 9% of total revenue. All foreign subsidiaries use the local currency as their functional currency.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated in U.S. dollars in consolidation. As exchanges rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the year ended December 31, 2003 was not material. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations on our future operating results.  We have not hedged foreign exchange rates.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements, Supplementary Data, and Financial Statement Schedule

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Click2learn, Inc.:

We have audited the accompanying consolidated balance sheets of Click2learn, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the index at Item 15(a).  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Click2learn, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as of January 1, 2002.

KPMG LLP

February 6, 2004, except for Notes 14 and 18, which are as of February 18, 2004

Seattle, Washington

CLICK2LEARN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	December 31,
	2002	2003
Assets

Current assets:
Cash and cash equivalents	$3,586	$12,862
Accounts receivable, net of allowance for returns and doubtful accounts of $927 in 2002 and $566 in 2003	10,785	12,264
Inventories	49	68
Prepaid royalties and licenses	157	15
Other current assets	1,570	712
Total current assets	16,147	25,921
Property and equipment, net	1,214	872
Goodwill	2,877	2,877
Intangible assets, net	4,636	3,196
Other assets	599	1,704
Total assets	$25,473	$34,570

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,934	$1,786
Accrued compensation and benefits	2,294	2,612
Deferred revenue	4,435	7,266
Short term debt	2,400	3,521
Other	1,184	889
Total current liabilities	13,247	16,074
Total liabilities	13,247	16,074

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; issued and outstanding no shares in 2002 and 2003	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding 24,600,114 shares in 2002 and 32,804,816 shares in 2003	246	328
Additional paid-in capital	242,570	254,797
Accumulated deficit	(230,008)	(236,168)
Accumulated other comprehensive loss	(582)	(461)
Total stockholders’ equity	12,226	18,496
Total liabilities and stockholders’ equity	$25,473	$34,570

See accompanying notes to Consolidated Financial Statements

CLICK2LEARN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2001	2002	2003

Revenue:
License	$15,508	$12,107	$9,134
Services	15,701	18,370	20,353
Total revenue	31,209	30,477	29,487
Cost of revenue:
License	953	1,002	1,766
Services	7,125	8,569	7,733
Total cost of revenue	8,078	9,571	9,499
Gross margin	23,131	20,906	19,988
Operating expenses:
Research and development	8,752	8,153	6,411
Sales and marketing	18,536	16,595	13,942
General and administrative	6,457	5,997	5,530
Amortization of goodwill	433	—	—
Employee severance	—	485	—
Total operating expenses	34,178	31,230	25,883
Operating loss from continuing operations	(11,047)	(10,324)	(5,895)
Other income (expense):
Other income, net	93	—	—
Interest income	126	72	45
Interest expense	(19)	(62)	(181)
Equity in losses of affiliate	(400)	(200)	(100)
Total other income (expense)	(200)	(190)	(236)
Loss from continuing operations before income taxes	(11,247)	(10,514)	(6,131)
Provision for income taxes	—	—	(29)
Loss from continuing operations	(11,247)	(10,514)	(6,160)
Loss from discontinued operations	(8,334)	(7,600)	—
Net loss	$(19,581)	$(18,114)	$(6,160)
Amounts per share, basic and diluted:
Loss from continuing operations	$(0.57)	$(0.43)	$(0.21)
Loss from discontinued operations	(0.42)	(0.31)	—
Net loss	$(0.99)	$(0.74)	$(0.21)
Weighted average common shares outstanding, basic and diluted	19,748	24,393	28,973

See accompanying notes to Consolidated Financial Statements

CLICK2LEARN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share data)

					Additional Paid-In Capital	Deferred Stock Compen- Sation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Comprehensive Loss	Total
	Preferred Stock Series A
			Common Stock
	Shares	Amount	Shares	Amount
Balances at December 31, 2000	—	—	17,886,563	$180	$227,766	$(72)	$(508)	$(192,313)	$35,053
Stock options exercised	—	—	342,101	3	560	—	—	—	—	563
Amortization of deferred stock compensation	—	—	—	—	62	51	—	—	—	113
Forfeitures of deferred compensation	—	—	—	—	(16)	16	—	—	—	—
Common stock issued in business combinations	—	—	1,812,500	18	4,402	—	—	—	—	4,420
Sale of common stock and warrants, net of offering costs of $1,127	—	—	3,680,000	37	8,036	—	—	—	—	8,073
Exercise of common stock warrants	—	—	74,759	1	—	—	—	—	—	1
Common stock sold pursuant to the employee stock purchase plan	—	—	308,086	3	959	—	—	—	—	962
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(19,581)	(19,581)	(19,581)
Translation adjustments	—	—	—	—	—	—	(44)	—	(44)	(44)
Total comprehensive loss									$(19,625)
Balances at December 31, 2001	—	—	24,104,009	$242	$241,769	$(5)	$(552)	$(211,894)		$29,560
Stock options exercised	—	—	46,156	—	94	—	—	—	—	94
Amortization of deferred stock compensation	—	—	—	—	—	5	—	—	—	5
Issuance of common stock warrants	—	—	—	—	178	—	—	—	—	178
Common stock sold pursuant to the employee stock purchase plan	—	—	449,949	4	529	—	—	—	—	533
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(18,114)	(18,114)	(18,114)
Translation adjustments	—	—	—	—	—	—	(30)	—	(30)	(30)
Total comprehensive loss									$(18,144)
Balances at December 31, 2002	—	—	24,600,114	$246	$242,570	$—	$(582)	$(230,008)		$12,226
Stock options exercised	—	—	205,984	2	105	—	—	—	—	107
Sale of common stock and warrants, net of offering costs of 843	—	—	7,460,644	75	11,853	—	—	—	—	11,928
Exercise of common stock warrants	—	—	88,120	—	—	—	—	—	—	—
Common stock sold pursuant to the employee stock purchase plan	—	—	449,954	5	269	—	—	—	—	274
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(6,160)	(6,160)	(6,160)
Translation adjustments	—	—	—	—	—	—	121	—	121	121
Total comprehensive loss									$(6,039)
Balances at December 31, 2003	—	—	32,804,816	$328	$254,797	$—	$(461)	$(236,168)		$18,496

See accompanying notes to Consolidated Financial Statements

CLICK2LEARN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Continuing operations:
Net loss	$(11,247)	$(10,514)	$(6,160)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	2,505	2,252	2,508
Write-off property and equipment	—	270	—
Provision for returns and doubtful accounts	1,198	1,557	744
Stock compensation expense	113	5	—
Amortization of discount on debt	—	—	88
Equity in loss from affiliate	400	200	100
Net change in certain operating assets and liabilities	(6,748)	4,078	1,183
Net cash used in continuing operating activities	(13,779)	(2,152)	(1,537)
Discontinued operations:
Loss from discontinued operations	(8,334)	(7,600)	—
Amortization expense	8,701	—	—
Accounts receivable forfeited	—	4,475	—
Gain on sale of assets	—	(927)	—
Net cash provided by (used in) discontinued operating activities	367	(4,052)	—
Net cash used in operating activities	(13,412)	(6,204)	(1,537)
Cash flows from investing activities:
Continuing operations:
Purchase of property and equipment	(1,935)	(3,011)	(728)
Payments related to acquisitions, net of cash acquired	(247)	—	—
Payments related to merger	—	—	(1,156)
Investment in affiliate	(639)	—	—
Other	(3)	(10)	(49)
Net cash used in continuing investing activities	(2,824)	(3,021)	(1,933)
Discontinued operations:
Proceeds from sale of assets	—	1,000	—
Net cash provided by discontinued activities	—	1,000	—
Net cash used in investing activities	(2,824)	(2,021)	(1,933)
Cash flows from financing activities:
Repayments on debt	(87)	(2,501)	(28,411)
Proceeds from borrowings	1,000	4,162	28,727
Proceeds from exercise of stock options	563	94	107
Net proceeds from sale of common and preferred stock and common stock warrants	9,036	533	12,202
Net cash provided by financing activities	10,512	2,288	12,625
Effect of foreign exchange rate changes on cash	(44)	(30)	121
Net increase (decrease) in cash and cash equivalents	(5,768)	(5,967)	9,276
Cash and cash equivalents at beginning of year	15,321	9,553	3,586
Cash and cash equivalents at end of year	$9,553	$3,586	$12,862
Supplemental disclosure of non cash activities:
Common stock issued in purchase business combinations	$4,420	$—	$—
Issuance of common stock warrants	$—	$178	$—
Cash paid for interest	$—	$—	$181

See accompanying notes to Consolidated Financial Statements

(1)         Summary of Significant Accounting Policies

(a)       Description of Business

Click2learn, Inc. (“Click2learn”) develops, markets, distributes, and supports an integrated suite of enterprise learning software products and related services.  Click2learn’s markets are worldwide and include a broad range of industries.

(b)       Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Click2learn and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Investments in 20% to 50% owned companies, which has consisted only of Click2learn Japan K.K.,  are accounted for using the equity method of accounting.

(c)        Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Examples include depreciable lives of property and equipment; expense accruals; and allowances for returns and doubtful accounts, asset impairments and bad debts.  Such estimates and assumptions are based on historical experience, where applicable, and other assumptions.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.  Actual results could differ from these estimates.

(d)       Cash and Cash Equivalents

Cash and cash equivalents of $3,586 and $12,862 at December 31, 2002 and 2003, respectively, consist of overnight repurchase agreements and certificates of deposit with an initial term of less than three months.  All highly liquid financial instruments purchased with a remaining maturity of three months or less at the date of purchase are reported as cash equivalents.

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

(g)       Concentration of Credit and Sales Risk

Click2learn has a diverse customer base including customers in numerous industries and governmental organizations.  Click2learn performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.  For the years ended December 31, 2003 and 2002, Microsoft accounted for 17.5% and 13.7%, respectively, of total revenues from continuing operations and 10% and 12%, respectively,  of accounts receivable. For the year ended December 31, 2001, no customer accounted for 10% or more of total revenues from continuing operations and accounts receivable.

(h)       Inventories

Inventories are stated at the lower of cost or market.  Cost is determined principally using a first-in, first-out cost flow assumption.

(i)          Other Current Assets

The following table sets forth the components of other current assets (in thousands):

	Year Ended December 31,
	2002	2003
Prepaid expense	$430	$263
Prepaid insurance	618	214
Other	522	235
Total other current assets	$1,570	$712

(j)           Financial Instruments

At December 31, 2002 and 2003, the carrying values of financial instruments, such as cash and cash equivalents, trade receivables and accounts payable approximated their fair values based on the short-term maturities of these instruments. The carrying value of the bank term loan outstanding approximated fair value as the interest rate on the debt instrument is variable in nature and tied to prevailing market rates.

(k)       Property and Equipment

Property and equipment are stated at cost.  Plant and equipment under capital leases are stated at the present value of minimum lease payments.

Depreciation is computed using the straight-line method over the estimated useful lives of three to seven years.  Leasehold improvements are amortized over the lesser of the lease term or estimated useful life.  Repairs and maintenance that do not improve or extend the lives of the respective assets are expensed in the period incurred.  Total depreciation for the years ended December 31, 2002 and 2003 is $1,085 and $827, respectively, of which 37% was recorded in cost of goods and services, and 63% was recorded in R&D, selling, general, and administrative expense.

(l)          Goodwill and Other Intangible Assets

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

Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 15 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. Goodwill amortization in 2001, prior to the adoption of SFAS 142, was $1,494.  All other intangible assets were amortized on a straight-line basis from 3 to 5 years. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting Click2learn’s average cost of funds.

(m)     Other assets

The following table sets forth the components of other assets (in thousands):

	Year Ended December 31,
	2002	2003
Deposits	$280	$329
Prepaid merger costs	—	1,156
Other	319	219
Total other current assets	$599	$1,704

(n)       Impairment of Long-Lived Assets

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

(o)       Revenue Recognition

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

(p)       Research and Development

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

(q)       Income Taxes

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

(r)            Stock-Based Compensation

Click2learn applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25, issued in March 2000, to account for its fixed-plan stock options.  Under this method, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price on the date of the grant.  Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS 123, Click2learn has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123 as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure, Amendment of SFAS 123 (“SFAS148”).  The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,
	2001	2002	2003
	(In thousands, except per share data)

Net loss, as reported	$(19,581)	$(18,114)	$(6,160)
Add stock-based employee compensation expenses included in reported net loss, net of tax	113	5	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(6,498)	(5,460)	(3,836)
Pro forma net loss	$(25,966)	$(23,569)	$(9,996)
Basic and diluted net loss per share:
As reported	$(0.99)	$(0.74)	$(0.21)
Pro forma	$(1.31)	$(0.97)	$(0.35)

The fair value for the options granted was estimated using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2001	2002	2003
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.4%	2.8%	3.3%
Expected life (years)	5	5	5
Volatility	130%	124%	99%

(s)         Advertising

Advertising costs are expensed as incurred and are included in sales and marketing expenses.  Advertising expense was $555, $318, and $5, respectively, during the years ended December 31, 2001, 2002, and 2003.

(t)          Net Loss Per Share

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

Excluded from the computation of diluted loss per share for the year ended December 31, 2003 are options to acquire approximately 6,060,652 shares of common stock with a weighted average share price of $7.47 and warrants to purchase 6,755,732 shares of common stock with a weighted average share price of $3.40 because their effects would be anti-dilutive. Excluded from the computation of diluted earnings per share for the years ended December 31, 2001 and 2002 are options to acquire approximately 5,669,125 and 6,239,354 shares, respectively, of common stock with a weighted average exercise price of $6.49 and $4.19, respectively, and warrants to purchase 3,633,686 and 3,825,010 shares, respectively, of common stock with a weighted average share price of $5.75 and $5.33, respectively, because their effects would be anti-dilutive.

(u)       Comprehensive Loss

Click2learn’s total comprehensive loss for the years ended December 31, 2001, 2002, and 2003 consisted of net loss and foreign currency translation adjustments.  Accumulated other comprehensive loss as of December 31, 2001, 2002, and 2003 consists of foreign currency translation adjustments.  The tax effects on the foreign currency translation adjustments were not significant.

(v)        Derivative Financial Instruments

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

Click2learn had no derivative financial instruments outstanding as of December 31, 2002 and 2003.

(w)     Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities.  FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003.  Click2learn will be required to apply FIN 46R to variable interests in Variable Interest Entities (“VIEs”) created after December 31, 2003.  For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005.  For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.  Click2learn is currently reviewing the potential impact of FIN 46R on Click2learn’s consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) which revises or rescinds certain sections of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  The changes noted in SAB 104 did not have a material effect on Click2learn’s financial position and results of operations.

(x)        Reclassifications

Amortization of purchased technology has been reclassified, as follows, from research and development costs to license cost of revenue since it relates to products currently being sold by Click2learn (in thousands):

	Year Ended December 31,
	2001	2002

Amortization of purchased technology	$117	$466

(2)          Inventories

Inventories consist of the following (in thousands):

	December 31,
	2002	2003
Raw materials	$23	$37
Finished goods	26	31
	$49	$68

(3)          Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2002	2003
Leasehold improvements	$657	$675
Computer equipment and software	8,913	9,353
Furniture and fixtures	1,100	1,127
	10,670	11,155
Less accumulated depreciation and amortization	9,456	10,283
	$1,214	$872

(4)          Goodwill and Other Intangible Assets

Click2learn adopted the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, as of January 1, 2002.  Based upon Click2learn’s analysis, there was no impairment of goodwill upon completion of the transitional goodwill impairment test.  Click2learn’s identifiable intangible assets as of January 1, 2002 consisted of acquired technology.  Click2learn has reviewed the useful lives of identifiable intangible assets and determined that the original useful lives of 3 to 5 years were appropriate. In the fourth quarter of 2003, Click2learn performed its annual evaluation of goodwill and other intangibles and no impairment was indicated.  Click2learn will reassess the carrying value of its goodwill assets in the fourth quarter of each year, unless indicators of impairment become apparent earlier.

Net loss and net loss per share for the year ended 2001adjusted to exclude goodwill amortization (in thousands, except per share data):

2001
Net loss:
Loss from continuing operations	$(11,247)
Goodwill amortization	433
Adjusted loss from continuing operations	(10,814)
Loss from discontinued operations	(8,334)
Goodwill amortization	1,061
Adjusted loss from discontinued operations	(7,273)
Adjusted net loss	$(18,087)
Basic and diluted loss per share:
Loss from continuing operations	$(0.57)
Goodwill amortization	0.02
Adjusted loss from continuing operations	(0.55)
Loss from discontinued operations	(0.42)
Goodwill amortization	0.05
Adjusted loss from discontinued operations	(0.37)
Adjusted net loss	$(0.92)

Goodwill and other intangibles are as follows (in thousands):

	December 31, 2002			December 31, 2003
	Gross Carrying Amount	Accumu- lated Amort- ization	Net Carrying Amount	Gross Carrying Amount	Accumu- lated Amort- ization	Net Carrying Amount
Goodwill	$3,310	$433	$2,877	$3,310	$433	$2,877
Acquired technology	8,807	4,171	4,636	9,048	5,852	3,196

Expected future amortization expense related to acquired technology through 2006 is $1,556 in 2004, $1,150 in 2005 and $490 in 2006.

(5)         Click2learn Japan K.K.

In 2000, Click2learn Japan K.K., a Japanese corporation, owned 36% by Click2learn, was formed to promote Click2learn’s products in Japan.  Click2learn recognized losses of $400, $200 and $100 in the years ending December 31, 2001, 2002 and 2003, respectively, representing its equity share in the losses of Click2learn Japan K.K.  No sales were made to Click2learn Japan K.K. in 2001, 2002 or 2003.  Click2learn does not have contractual commitments to provide financing to Click2learn Japan K.K. as of December 31, 2003.

In June 2001, Click2learn Japan K.K. became an exclusive distributor of Click2learn’s ToolBook products in Japan and will pay Click2learn royalties on the ToolBook products sold.  The royalties paid were $0, $91, and $58 for the years ended December 31, 2001, 2002, and 2003, respectively.

(6)         Bank Credit Facility

In December 2002, Click2learn consolidated its existing $4 million working capital line of credit and $1 million term loan facility with Silicon Valley Bank into a new $10 million working capital line.  The term loan and the working capital line is bearing interest at the greater of Silicon Valley Bank prime rate plus 2.25% or 7.0% and has a minimum monthly interest of $8,500 per month regardless of the loan balances.

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

Under the revolving credit line, the principal amount of $3.6 million was outstanding as of December 31, 2003 all of which was repaid in the first quarter of 2004.  Borrowings outstanding under the term loan were $0 at December 31, 2003.  Aggregate short-term debt of $3.5 million at December 31, 2003 is presented net of debt discount of $89,000 attributable to warrants.  As of December 31, 2003, Click2learn was not in compliance with the loan’s covenants.  However, Silicon Valley Bank issued a limited waiver and the loan agreement was amended to modify the minimum tangible net worth covenant which requires Click2learn to maintain a tangible net worth of not less than $11.0 million for 2004.  The failure to meet the covenant could prevent us from accessing the working capital line and result in the acceleration of any balances under the working capital line if not waived.

(7)         Guarantees

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

Indemnification and warranty provisions contained within our customer license and service agreements are generally consistent with those prevalent in our industry.  The duration of our product warranties generally does not exceed 90 days following delivery of our products.  We have not incurred significant obligations under customer indemnification or warranty provisions historically and do not expect to incur significant obligations in the future.  Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations.

(8)         Leases

Click2learn leases office space under noncancelable operating leases expiring through 2008.  Future minimum lease payments under noncancelable operating leases with terms in excess of one year are as follows (in thousands):

Years ending December 31 (in thousands):

2004	$1,431
2005	1,293
2006	1,091
2007	1,001
2008	1,001
Total minimum lease payments	$5,817

Rent expense under operating leases approximated $2,425, $1,767 and $1,724 during the years ended December 31, 2001, 2002, and 2003, respectively.

(9)         Income Taxes

Net loss before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2001	2002	2003
U.S	$(18,086)	$(18,028)	$(6,239)
Foreign	(1,495)	(86)	108
Total net loss before income taxes	$(19,581)	$(18,114)	$(6,131)

Click2learn’s income tax benefit differs from the expected income tax benefit computed by applying the U.S. federal statutory rate of 34% to net loss before income taxes as follows (in thousands):

	Year Ended December 31,
	2001	2002	2003
Income tax benefit at statutory rate of 34%	$(6,658)	$(6,159)	$(2,085)
Losses producing no current tax benefit	3,514	6,057	2,160
Non-deductible goodwill amortization	3,106	0	0
Other	38	102	(46)
Total provision for income taxes	$—	$—	$29

As of December 31, 2003, Click2learn had net operating loss carryforwards (NOL) and research and development tax credit carryforwards (R&D), substantially all of which relate to the U.S., available to offset future taxable income, whose expiration dates approximated the following (in thousands):

	NOL	R&D
2004	$6,621	$—
From 2005 through 2010	89,197	1,833
From 2011 through 2024	117,548	1,805
	$213,366	$3,638

Click2learn’s ability to utilize NOL carryforwards is limited due to the change in ownership, as defined in the Internal Revenue Code Section 382, which occurred at the time of Click2learn’s initial public offering of securities (IPO).  Approximately $17.2 million of NOLs were acquired in business combinations.  If these NOLs become recoverable in the future, they will first be used to reduce to zero any goodwill associated with the business combinations prior to being used to reduce any income tax expense.

Deferred income tax assets consist of the following (in thousands):

	December 31,
	2002	2003
Assets:
U.S. net operating loss carryforwards	$84,801	$72,545
Foreign net operating loss carryforwards	1,665	1,628
Research and development tax credit carryforwards	3,871	3,638
Allowance for doubtful accounts and sales returns	315	177
Other provisions and expenses not currently deductible	240	1,530
	90,892	79,518
Valuation allowance for deferred tax assets	(90,892)	(79,518)
Net deferred tax assets	$—	$—

For financial reporting purposes, a valuation allowance has been established due to the uncertainty of the realization of the deferred tax assets.  The valuation allowance for deferred tax assets increased $3,780 and $14,730 in the years ended December 31, 2001 and 2002, respectively, and decreased $11,374 in the year ended December 31, 2003.  At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

(10)  Acquisitions

The following transaction was accounted for as a purchase and accordingly, the results of operations are included from the acquisition date:

IntelliPrep Technologies, Incorporated. (“IntelliPrep”)

In May 2001, Click2learn acquired IntelliPrep, a provider of technology for personalized learning.  Click2learn issued 1,812,500 shares of common stock and options to acquire 450,000 shares of its common stock valued at $4.4 million.  Goodwill of $3.3 million and other identifiable intangible assets of $1.4 million representing acquired software were recorded in connection with the acquisition.  No elements of in-process research and development were identified as part of the acquisition.  Goodwill is amortized over 5 years through December 31, 2001 and other intangible assets are amortized over 3 years.

The following table presents unaudited proforma results of operations as if the acquisition of IntelliPrep had occurred as of January 1, 2001 (in thousands, except per share data):

Year ended December 31,
2001
Revenue	$31,646
Net loss from continuing operations	(20,115)
Net loss per share	(1.02)

(11)  Impairment of Goodwill

During the fourth quarter of 2001, Click2learn identified indicators of possible impairment of its recorded goodwill related to its custom content development business. Such indicators included the general slowdown in the custom content development business evidenced by general declines in demand, utilization rates of related personnel and profit margins.  In addition, significant declines in valuations of similar businesses in comparison with the market valuations at the time Click2learn invested in the acquired businesses and changes in Click2learn’s plans for content development services.  Based on the results of its discounted cash flow analyses, Click2learn recognized impairment charges in connection with the following acquisitions made primarily in 1997 through 1999, Oakes Interactive, Inc., TopShelf Multimedia, Inc., Acorn Consulting, Inc., Communication Strategies, Inc., Strategic Systems Associates, Inc., Graham-Wright Interactive, Inc., Pixelmedia Ltd. and 3 Dog Multimedia, Inc. Accordingly, Click2learn recorded an impairment loss of $7.6 million during the fourth quarter of 2001 included in loss from discontinued operations in the consolidated statements of operations.  There was no impairment of goodwill in the years ended December 31, 2002 and 2003.

(12)  Stockholder’s Equity

(a)       Common Stock

On August 18, 1999, Click2learn sold 428,571 shares of common stock and warrants to purchase 428,571 shares of common stock with an exercise price of $7 per share to Go2Net, Inc. for an aggregate purchase price of $3 million, which includes the cost of warrants allocated to services provided under the Marketing Agreement.  A portion of the fair value of the warrants was allocated to the Marketing Agreement and was being amortized over the term of the Agreement.  The fair value of these warrants was determined using the Black-Scholes option pricing model with the following assumptions: (1) the stock price at the date of the securities purchase agreement, (2) a five-year contractual life of the warrants, (3) no dividends, (4) risk-free interest rate of 5.0%, and (5) a volatility of approximately 60%.  The anti-dilution clause was triggered by the private placement transactions closing on November 20, 2001, December 10, 2001 and June 20, 2004 resulting in aggregate adjustments to the number of shares of common stock from 428,571 to 615,997 and aggregate adjustments to the exercise price from $7 per share to $4.87.  The warrants were all outstanding at December 31, 2003 and expire on August 18, 2004.

On October 6, 1999, in connection with the purchase of the Series A Stock, Click2learn issued Marshall Capital Management, Inc. (“Marshall Capital”) warrants for the purchase of 580,646 shares of common stock and Vulcan Ventures warrants for the purchase of 387,096 shares of common stock at an exercise price of $9.30 per share. Click2learn allocated approximately $3.4 million of the proceeds to the warrants using the Black-Scholes option pricing model and substantially the same assumptions as discussed in the preceding paragraph. Because the fair value of the preferred stock and common stock warrants issued exceeded the proceeds received, Click2learn recorded a non-cash dividend associated with the preferred stock of $2.8 million. An anti-dilution clause was triggered by the private placement transactions closing in 2001 and 2003 resulting in aggregate adjustments to the exercise price of the warrants from $9.30 per share to $6.11.  The warrants were all outstanding at December 31, 2002 and expire on October 6, 2004.  Alpine Capital Partners, Inc. received warrants for the purchase of 30,000 shares of common stock at an exercise price of $9.30 as a finder’s fee.  An anti-dilution clause was triggered by the private placement transactions closing in 2001 and 2003 resulting in aggregate adjustments to the exercise price of the warrants from $9.30 per share to $6.11.  Warrants for 20,000 shares of common stock, which expire on October 6, 2004, were outstanding at December 31, 2003.

On December 12, 2000, Click2learn sold 410,678 shares of common stock to Marshall Capital for an aggregate purchase price of $5 million.  In connection with the purchase of common stock, Click2learn issued warrants for the purchase of 205,339 shares of common stock at an exercise price of $14.61 per share.  An anti-dilution clause was triggered by the private placement transactions closing in 2001 and 2003 resulting in aggregate adjustments to the exercise price of the warrants from $14.61 per share to $9.05.  The warrants were all outstanding as of December 31, 2002 and expire on December 12, 2005.  In addition, Click2learn issued Marshall Capital warrants for the purchase of up to 176,177 shares of common stock at an exercise price of

$.01, which would be exercisable if the price of Click2learn’s common stock declined between the closing of the purchase and the effective date of a related registration statement. The number of shares with respect to which this warrant would become exercisable was determined by the change in Click2learn’s stock price.  On January 19, 2001, Marshall Capital exercised the warrants for nominal additional consideration and received 74,759 additional shares. Warrants for the remaining 101,418 shares expired on January 20, 2001.

In transactions closing on November 20, 2001 and December 10, 2001, Click2learn sold 3,680,000 shares of common stock to several accredited investors for an aggregate purchase price of  $9.2 million.  In connection with the purchase of the common stock, Click2learn issued the investors warrants for the purchase of an additional 1,840,000 shares of common stock at an exercise price of $4.00 per share.  An anti-dilution clause was triggered by the private placement transaction closing in 2003 resulting in an adjustment to the exercise price of the warrants from $4.00 per share to $3.34.  Jefferies & Company, Inc. acted as placement agent in connection with these transactions and was issued warrants for the purchase of 64,200 common shares on November 20, 2001 which expire on November 20, 2006 and for the purchase of 28,200 common shares on December 10, 2001 which expire on December 10, 2006, both at an exercise price of $2.50 per share.  An anti-dilution clause was triggered by the private placement transaction closing in 2003 resulting in an adjustment to the exercise price of the warrants from $2.50 per share to $2.28.  On November 20, 2001, Click2learn issued warrants to ComVest Venture Partners, L.P. for the purchase of 12,000 shares and to Commonwealth Associates, L.P. for the purchase of 18,000 shares, both at an exercise price of $2.50 per share.  An anti-dilution clause was triggered by the private placement transaction closing in 2003 resulting in an adjustment to the exercise price of the warrants from $2.50 per share to $2.28.  The warrants expire on November 20, 2006.  Both ComVest Venture Partners, L.P. and Commonwealth Associates, L.P. acted as placement agents in connection with a portion of the private placement closing on November 20, 2001.  The warrants were all outstanding at December 31, 2003.

In connection with the establishment of our line of credit with Silicon Valley Bank, on December 6, 2002 we issued Silicon Valley Bank a warrant for the purchase of 181,324 shares of common stock at an exercise price of $1.10 per share, which expires on December 6, 2009.  On December 11, 2003 we issued 88,120 shares to Silicon Valley Bancshares in connection with the exercise of the warrant.  The warrant was exercised on a “net exercise” basis in which it was fully exercised by canceling the number of warrant shares having a fair market value on the exercise date equal to the aggregate exercise price for the number of shares being issued under the warrant.

On June 20, 2003, Click2learn sold to certain accredited investors a total of 7,460,644 shares of our common stock at a price of $1.668 per share in a private placement transaction.  Click2learn also sold warrants to purchase 2,611,222 shares of common stock at an exercise price of $1.90 per share.  The purchase price for the warrants was $0.125 per warrant.  Craig-Hallum Capital Group, LLC acted as placement agent in the transaction.  The aggregate offering price for the shares and warrants was approximately $12,771,000 and the placement agent was issued warrants for the purchase of an additional 373,032 shares on the same terms as the warrants issued to investors.  The warrants expire on June 20, 2008.

The terms of the warrants are summarized in the following table:

Original Warrant Holder(s)	Total No. of Common Shares	Exercise Price	Expiration Date
Go2Net, Inc.	488,205	$4.87	August 18, 2004
Marshall Capital Management, Inc.	580,646	$6.11	October 6, 2004
Vulcan Ventures Inc.	387,096	$6.11	October 6, 2004
Alpine Capital Partners	20,000	$6.11	October 6, 2004
Marshall Capital Management, Inc.	205,339	$9.05	December 12, 2005
November 20, 2001 Investors	1,370,000	$3.34	November 20, 2008
December 10, 2001 Investors	470,000	$3.34	December 10, 2008
Jefferies	64,200	$2.28	November 20, 2006
Jefferies	28,200	$2.28	December 10, 2006
ComVest	12,000	$2.28	November 20, 2006
Commonwealth	18,000	$2.28	December 10, 2006
June 20, 2003 Investors	2,611,222	$1.90	June 20, 2008
Craig-Hallum Capital Group, LLC	373,032	$1.90	June 20, 2008

(b)       Stock Option Plans

Click2learn has adopted stock option plans and assumed stock option plans from acquisitions (the “Plans”) that provide for the issuance of nonqualified and incentive stock options to officers, employees, consultants, and directors to acquire up to 11,227,073 shares of common stock.  The Compensation Committee determines the terms and conditions of options granted under the Plans, including the exercise price.  The exercise price for incentive stock options shall not be less than the fair market value at the date of grant, and the options expire ten years from the date of grant. Option grants generally vest at 25% after the first year and ratably each month for the next three years, or 50% at the first and second anniversary of the grant.  When options are issued at less than fair market value, compensation expense is recorded.  All canceled options revert back to the option pool, other than options assumed under the 2000 IntelliPrep Equity Incentive Plan.

The weighted-average fair value of stock options granted in 2001, 2002 and 2003 was $2.42, $1.02 and $1.54 per option, respectively.

A summary of Click2learn’s stock option activity is as follows:

		Outstanding Options
	Shares available for grant	Number of shares	Weighted average exercise price
Balances at December 31, 2000	838,320	5,196,433	$9.64
Increase in shares available for grant	2,750,000	—	—
Options granted and assumption of plan in acquisition	(3,058,685)	3,058,685	2.71
Options exercised	—	(342,101)	1.65
Options canceled	2,243,892	(2,243,892)	9.08
Balances at December 31, 2001	2,773,527	5,669,125	6.49
Options granted	(2,725,971)	2,725,971	1.03
Options exercised	—	(46,156)	2.07
Options canceled – IntelliPrep Plan	—	(109,146)	3.06
Options canceled all other plans	2,000,440	(2,000,440)	6.34
Balances at December 31, 2002	2,047,996	6,239,354	4.19
Options granted	(1,380,622)	1,380,622	1.54
Options exercised	(205,984)	0.52
Options canceled	1,353,340	(1,353,340)	4.36
Balances at December 31, 2003	2,020,714	6,060,652	3.67

Canceled IntelliPrep options are not available for new grants.

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2003:

Range of Exercise Prices	Number of shares	Options Outstanding		Options Exercisable
		Weighted- average remaining contractual life	Weighted -average exercise price
				Number of shares	Weighted- average exercise prices

$0.34-0.80	1,326,361	9.68 years	$0.34	562,761	$0.56
0.83-1.55	1,062,854	8.27 years	0.95	314,509	1.44
1.56-2.21	1,252,339	8.56 years	2.09	549,810	2.00
2.26-4.75	1,135,128	8.04 years	3.50	769,784	3.57
4.93-13.63	1,020,295	6.30 years	9.31	963,768	9.27
14.38-19.94	263,675	7.41 years	16.05	245,682	16.44
	6,060,652	7.47 years	3.67	3,406,274	5.16

(c)          Employee Stock Purchase Plan

Effective March 1999, Click2learn adopted an Employee Stock Purchase Plan (ESPP) that authorizes the issuance of a maximum of 450,000 shares of common stock annually for a term of ten years expiring 2009 and is administered by Click2learn’s Compensation Committee.  Under the ESPP, an eligible employee may purchase shares of common stock, based on certain limitations, at a price equal to the lesser of 85 percent of the fair market value of the common stock at the beginning or end of the respective semi-annual offering periods. There were 308,086, 449,949, and 449,954 shares purchased under the ESPP during 2001, 2002 and 2003, respectively. The weighted average fair value of the employee stock purchase rights was $1.1 million in 2001, approximately $1.4 million in 2002, and approximately $896,000 in 2003. The following assumptions were used to perform the calculation:

	Years ended December 31,
	2001	2002	2003
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.4%	2.8%	3.3%
Expected life (years)	1.25	1.25	1.25
Volatility	130%	124%	99%

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

On February 18, 2004, a complaint was filed against Click2learn alleging that Click2learn’s Aspen product line infringes several patents held by IpLearn and is seeking an injunction and unspecified monetary damages.  Click2learn has retained patent counsel to represent it in this case and is currently evaluating IpLearn’s claims.  Although Click2learn does not believe that the resolution of this litigation will have a material impact on its financial position and results of operations, it is possible that the outcome will result in a loss to Click2learn. Click2learn intends to vigorously defend this action.  No amounts have been accrued for this matter.

Certain other lawsuits and claims are pending against Click2learn.  Although the outcome of such lawsuits and claims cannot be predicted with certainty, the expected disposition thereof will not, in the opinion of management both individually and in the aggregate, result in a material adverse effect on Click2learn’s operations and financial position and liquidity.

(15)  Segment Information

Click2learn’s internal reporting includes the three reportable segments:  Platforms, Tools, and Content Services.  Platforms include software licenses, subscription and hosting fees, implementation, customization, consulting, training and support for the Aspen suite as well as Ingenium and the e-Learning Network, which is no longer offered to new customers. Tools include software licenses, technical support and training related to the ToolBook line of products.  Content Services includes the placement of Click2learn personnel at customer sites on a time and material basis, the resale of third party off the shelf training content and license and hosting fees for our Rapid e-Learning Development System, which is no longer offered to new customers.

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

Revenue, cost of revenue, and gross margin by segment (in thousands):

	Year Ended December 31,
	2001	2002	2003

Revenue:
Platforms	$21,046	$23,345	$24,350
Tools	6,983	4,290	3,109
Content services	3,180	2,842	2,028
Total revenue	$31,209	$30,477	$29,487
Cost of revenue:
Platforms	$3,653	$6,016	$7,086
Tools	1,546	1,083	563
Content services	2,879	2,472	1,850
Total cost of revenue	$8,078	$9,571	$9,499
Gross Margin
Platforms	$17,393	$17,329	$17,264
Tools	5,437	3,207	2,546
Content services	301	370	178
Total gross margin	$23,131	$20,906	$19,988

Geographic Information (in thousands):

	Year Ended December 31,
	2001	2002	2003
Revenue:

Domestic	$25,536	$25,759	$25,973
International	5,673	4,718	3,514
	$31,209	$30,477	$29,487

Revenues are attributed to geographic areas based on the location of the customers.

	December 31,
	2002	2003
Long-lived assets:
Domestic operations	$8,596	$6,704
International operations	131	241
	$8,727	$6,945

Long-lived assets represent property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization.  The total goodwill of $2.9 million relates to the Platforms segment.

(16)  Discontinued Operations

During January 2002, Click2learn sold certain assets of its content development business, including equipment and a customer list to NIIT under an Asset Purchase agreement for $1 million, resulting in a gain of $927,000 based on the book value of those assets. As a result of the transaction with NIIT, Click2learn significantly reduced its headcount of its custom content development business and closed certain facilities.  During the third quarter of 2002, Click2learn completed the discontinuation of its remaining custom content development business by early termination of its contract to develop content for the Washington Army National Guard. As part of the negotiation to terminate the contract, Click2learn agreed to forego the collection of $4.5 million in accounts receivable.   Results related to its custom content development business for the year ended December 31, 2002 and prior years have been reclassified as loss from discontinued operations. For the year ended December 31, 2001, Click2learn reclassified $13.9 million of revenues, $13.5 million of costs related to revenue, and $8.7 million of expenses as a loss from discontinued operations of $8.3 million. For the year ended December 31, 2002, Click2learn reclassified $248,000 of revenue, $2.7 million of costs related to revenue, $6.1 million of expenses, and $927,000 of other income as a loss from discontinued operations of $7.6 million.

Summarized operating results of the discontinued operations for the years ended December 31, 2001 and 2002 are as follows (in thousands):

	2001	2002
Revenues	$13,882	$248

Gross margin	$367	$(2,468)

Operating loss	$(8,701)	$(8,526)

Loss from discontinued operations	$(8,334)	$(7,600)

(17)  Liquidity

Click2learn has incurred significant operating losses since its inception.  During 2003, steps were taken to significantly reduce sales and marketing expenditures and Click2learn completed a private placement of common stock and warrants with net proceeds of $11.9 million.  Click2learn’s cash and cash equivalents as of December 31, 2003 were $12.9 million, which management believes, based on 2003 operating results and irrespective of whether the merger agreement discussed in note 18 is consummated, is sufficient to fund operations through the next 18 months or longer.  Should Click2learn’s 2004 operating results fall significantly below that experienced in 2003, Click2learn’s management expects that it would further restructure its operations to preserve its cash and that such actions would primarily consist of reducing headcount.

(18)  Merger

On October 20, 2003, Click2learn entered into an Agreement and Plan of Reorganization with Docent, Inc, which was approved by Click2learn’s board of directors.  Under the terms of the agreement, Click2learn and Docent will be acquired by a new corporate entity.  Click2learn has been identified as the acquirer under Generally Accepted Accounting Principles (“GAAP”).  Stockholders of Click2learn will receive 0.3188 shares in the new company for each common share held on the closing date.  Stockholders of Docent will receive 0.7327 shares of common stock in the new company for each common share held on the closing date.  Outstanding options and warrants will be converted into options and warrants for the purchase of shares in the new corporation in accordance with the same exchange ratio.  The transaction is anticipated to be a tax-free reorganization and/or a tax-free exchange for income tax purposes.  The consummation of the merger is subject to the approval of Click2learn’s stockholders and the stockholders of Docent and other customary closing conditions.  Meetings of the stockholders of each company to vote on the merger are scheduled for March 18, 2004.

(19)         Unaudited Quarterly Financial Information (in thousands, except per share data)

	For the Quarter Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Total revenue	$7,310	$7,602	$6,939	$8,626
Gross margin	4,569	5,165	4,788	6,484
Operating loss from continuing operations	(3,630)	(3,487)	(2,493)	(714)
Net loss	(5,684)	(4,221)	(7,452)	(757)
Net loss per common share, basic and diluted	(0.23)	(0.17)	(0.30)	(0.04)

	For the Quarter Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Total revenue	$8,000	$8,129	$7,513	$5,845
Gross margin	5,612	5,722	5,178	3,476
Operating loss from continuing operations	(773)	(748)	(1,328)	(3,046)
Net loss	(855)	(826)	(1,369)	(3,110)
Net loss per common share, basic and diluted	(0.03)	(0.03)	(0.04)	(0.10)

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Board of Directors consists of three classes of directors serving staggered three-year terms expiring at the annual meeting of stockholders in the year specified.  Executive officers do not serve for fixed terms, but rather at the pleasure of the Board.  The following table sets forth our directors and executive officers, their ages, the principal positions held by each director and executive officer with Click2learn,  the year such director or executive officer was first elected or appointed as a director or executive officer, the class of each director, the year each director’s term will expire, and the year such directors term, and certain additional biographical information regarding the nominees and continuing directors.

Name	Age	Position with Click2learn	Director or Officer Since	Class	Term Expires
Directors:
Sally Narodick (3)	58	Lead Director	1999	I	2005
John W. Coné (1)(2)(3)	53	Director	2002	I	2005
Kevin M. Oakes	40	Chairman of the Board, Chief Executive Officer and President	1997	II	2006
Ronald S. Posner	61	Director	1998	II	2006
Jonathan Morgan (1)	50	Director	2002	II	2006
Bert Kolde (2)	49	Director	1984	III	2004
Edward Harris (2)	46	Director	2001	III	2004
Vijay Vashee (1)	52	Director	2001	III	2004

Executive Officers:
John D. Atherly	45	Chief Financial Officer	1995	—	—
Sudheer Koneru	34	Chief Strategy Officer	2001	—	—
Srinivasan Chandrasekar	34	Chief Technology Officer	2001	—	—
Gary Millrood	44	Executive Vice President, Worldwide Sales	2002	—	—
Steven Esau	40	Senior Vice President, General Counsel and Secretary	1995	—	—
Anthony J. Federico	32	Senior Vice President, Technology	2003	—	—
Richard Collins	44	Vice President, Business Development	2001	—	—
Ray Pitts	39	Vice President, Professional Services	2003	—	—

(1)  Member of the Audit Committee

(2)  Member of the Compensation Committee

(3)  Member of the Corporate Governance Committee

Ms. Narodick has served as Lead Director since December 2002 and as a director since May 1999.  Ms. Narodick is currently an independent consultant in the e-Learning industry.  From September 2000 to March 2001, she worked with Click2learn’s management team advising on mergers and acquisitions, in addition to working with other non-competitive e-Learning companies.  From October 1998 to September 2000, she was President and CEO of Apex Learning Inc., which provides e-Learning courses to high school students.  Prior to that, she was Chairman and CEO of Edmark Corporation, a publicly held educational software company, from 1989 until September 1996.  From December 1996 through October 1998, she was an educational technology consultant working primarily for the Consumer Software Division of IBM.  Ms. Narodick is a director of Penford Corporation, a publicly held complex carbohydrate company, Solutia, Inc., a publicly held specialty chemical company, and Puget Energy, a publicly held gas and electric utility.

Mr. Coné has served as a director since May 2002.  He currently is a consultant and author in the field of organizational learning.  From September 15, 2003 until February 13, 2004 he served as Interim President of the American Society of Training and Development.  From July 1995 until his retirement in August 2001 he served as Vice President of Learning & Development for Dell Computer.  Prior to Dell, he served as Chief Learning Officer and Vice President of Human Resources for Sequent Computer Systems Inc. a computer hardware and software company, from June 1991 to June 1995.  Prior to Sequent, he served as Director of Corporate Educational Services for Motorola from February 1988 to May 1991, where he was a founder and creator of Motorola University in 1990.  In 2002, Mr. Coné served as the Chairman of the American Society of Training and Development and on the Board of Storied Learning, a privately-held e-Learning content company.

Mr. Oakes has served as a director since September 1997.  Mr. Oakes has served as Chief Executive Officer since January 2000 and as Chairman of the Board since May 2001.  Mr. Oakes has served as President since he joined Click2learn in September 1997.  Prior to that time, Mr. Oakes was the President of each of Oakes Interactive, a custom content development company, Acorn Associates, an e-Learning consulting firm and TopShelf Multimedia, a reseller of e-Learning titles (the “Oakes Companies”) which he founded in March 1993, January 1996 and March 1997, respectively, and each of which Click2learn acquired in September 1997.  Prior to forming the Oakes Companies, Mr. Oakes held positions at The Minnesota Mutual Life Insurance Company and Fidelity Investments.  Mr. Oakes also serves on the Board of Directors of the American Society of Training & Development (ASTD) and Development Dimensions International (DDI), a privately-held HR training firm.

Mr. Posner has served as a director since September 1998.  Mr. Posner is Chairman of NetCatalyst, a high technology mergers and acquisitions firm, and a founding general partner of PS Capital LLC, an angel venture capital firm.  Mr. Posner has over 25 years experience in the technology industry, having held CEO positions with a number of high technology companies, including Peter Norton Computing, a PC utilities software company.  He has been an active investor and advisor to a number of Internet companies including PrizeCentral.com (now called Flipside.com and part of Vivendi-Universal Net Group), tunes.com (now part of Universal Music Group), Spinner.com (now part of AOL Time Warner), STV.com (now part of Sonic Foundry), Match.com (now part of TicketMaster City Search, Inc.), and Novatel Wireless.

Mr. Morgan has served as a director since December 2002.  He is the President and Chief Executive Officer of First Virtual Communications, Inc, a real-time rich media communications company.  Mr. Morgan was a director of CUseeMe Networks when it was acquired by First Virtual Communications in June 2001 and he continues to serve as a director of First Virtual Communications.  From 1993 to 2001, Mr. Morgan was a Managing Director at Prudential Securities and a Managing Director at Prudential Volpe Technology Group, a division of Prudential Securities.

Mr. Kolde has served as a director since December 1984.  Mr. Kolde is Chief Operating Officer at Digeo, Inc., an interactive media company, and has served as Vice Chairman of the Seattle Seahawks and Portland Trail Blazers.  Mr. Kolde served as Executive Vice President of Click2learn from December 1984 until April 1993, and thereafter as President until November 1994.  Prior to joining Click2learn, Mr. Kolde was the Vice President of Management Reporting of Seafirst Corporation.

Mr. Harris has served as a director since May 2001.  Mr. Harris is currently CEO of Razor Capital LLC, a financial advisory firm. Previously, Mr. Harris was a Senior Investment Analyst for Vulcan Ventures Inc. from December 1998 to December 2002.  Prior to that Mr. Harris served as Chief Financial Officer for three early stage companies: Claircom Communications Group, L.P., an affiliate of McCaw Cellular Incorporated,  and provider of wireless communications services; Starwave Incorporated, an Internet company; and Mirror Software, Inc., a provider of medical imaging software.  From 1985 to 1992, Mr. Harris was an investment banker, for Salomon Brothers Inc from 1985 to 1990, and for Sumishin Capital from 1990 to 1992.  Mr. Harris is a director of Edison Schools, Inc., First Virtual Communications, Inc. and RCN Corporation.

Mr. Vashee has served as a director since July 2001.  From 1982 to until October 2001, Mr. Vashee served in various senior marketing, product management and executive positions at Microsoft, including as General Manager for Microsoft Project from 1988 to 1992 and as General Manager for Power Point from 1992 to 1997.  Mr. Vashee holds a B.Tech EE from IIT Bombay, an MSEE from Cornell University and MBA from the University of Chicago.  Mr. Vashee is the Chairman and was founding President of The Indus Entrepreneurs, Seattle and previously served as a board member of IntelliPrep Technologies, Incorporated prior to its acquisition by Click2learn in May 2001.

Mr. Atherly has served as Chief Financial Officer since February 1995, and prior to that as Director of Finance and Operations, Treasurer and Secretary from February 1993.  Mr. Atherly held various other positions since he joined Click2learn in June 1990, including Controller from February 1991 until February 1993.  Prior to joining Click2learn, Mr. Atherly was a Finance and Operations Manager at MicroDisk Services, a software manufacturing services company.

Mr. Koneru has served as Chief Strategy Officer since June 1993, as Chief Operating Officer from January 2003 until June 2003, as Executive Vice President, Customer Services from January 2002 until January 2003 and as Executive Vice President, Products and Strategy from May 2001 until January 2002.  Prior to joining Click2learn, he co-founded IntelliPrep, an enterprise learning software company, in 2000 and served as IntelliPrep’s Chief Executive Officer until IntelliPrep was acquired by Click2learn in May 2001.  Prior to IntelliPrep, Mr. Koneru served in various positions at Microsoft Corporation since 1992, most recently as Director/Product Unit Manager for the consumer Windows division from 1998 to 2000.

Mr. Chandrasekar has served as Chief Technology Officer since June 1993, as Executive Vice President, Products and Strategy from January 2003 until June 2003 and as Senior Vice President, Technology from May 2001 until January 2003.  Mr. Chandrasekar was a co-founder of IntelliPrep and served as its Chief Technology Officer from March 2000 until IntelliPrep was acquired by Click2learn in May 2001.  From 1993 to March 2000, he served in various positions at Microsoft in both managerial and technical leadership, including as head of Microsoft’s Metadirectory product development group from September 1999 to March 2000.

Mr. Millrood has served as Executive Vice President, World Wide Sales since June 2003 and as Senior Vice President, North American Sales from December 2002 until June 2003.  From December 2001 to December 2002 he was Executive Vice President of Corporate Development at Playback Media.  From November 2000 until November 2001 he was CEO and President of iGeneration, a developer of training performance technology and services for the IT marketplace.  Prior to iGeneration, he was a founder and Executive Vice President of Business Development, Sales and Marketing for Hungry Minds, a provider of e-Learning solutions, from May of 1999 until its acquisition by IDG Books in October 2000. Prior to that, he was Vice President of Business Development and Sales for the ZD Studios division of Ziff-Davis, a provider of marketing and training solutions, from April 1996 until April 1999.

Mr. Esau has served as General Counsel since October 1995, as Vice President and Secretary of Click2learn since January 1997 and as Senior Vice President since February 2002.  Prior to that time, Mr. Esau served as Director of Legal Affairs from February 1995 until October 1995 and as counsel since joining Click2learn in February 1994.  From 1988 until February 1994, he was in private law practice, first with Stoel Rives LLP in Seattle and then with his own law firm, where he focused on advising software and technology startup companies.

Mr. Federico has served as Senior Vice President, Technology since June 2003.  Since joining Click2learn in connection with its acquisition of Meliora Systems, Inc. in July 1998, Mr. Federico has held a number of senior positions within Click2learn’s engineering organization, including Vice President, Development; Vice President,  Learning Platforms; Vice President, Engineering for LMS and LXS; and Director of Engineering.

Mr. Collins has served as Vice President, Business Development since May 2001 after serving as Senior Director, Business Development since August 1999.  From September 1998 to August 1999, Mr. Collins served as Vice President of Media at Crisp Publications, Inc., a publisher of educational content.  Prior to that, he served as Business Manager at Crisp Publications from September 1995 to September 1998.

Mr. Pitts has served as Vice President, Services since June 2003.  Prior to joining Click2learn, he served as Manager and Sr. Manager with Deloitte Consulting in the Global Learning and Global Outsourcing practices from April 1997 to June 2003.  From August 1993 to April 1997, he held a positions as Regional Manager, Operations Manager and Project Manager with DA Consulting Group.

Audit Committee and Financial Expert

We have a separately-designated standing Audit Committee.  Mr. Vashee, Mr. Coné and Mr. Morgan are the current members of the Audit Committee, with Mr. Morgan serving as the chair.  Each member of the Audit Committee is independent in accordance with Nasdaq current listing standards.  The Audit Committee’s primary function is to assist the Board in its oversight of  (1) the integrity of our financial statements, (2) our independent auditors’ qualifications and independence, (3) the performance of our independent auditors and (4) compliance with the code of ethics for senior financial officers.  The Board has determined that Mr. Morgan is independent and an audit committee financial expert within the meaning of applicable regulations of the U.S. Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires directors and officers, and persons who own more than 10% of Click2learn’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the Nasdaq National Market.  Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms provided to us, we believe that Ray Pitts was late filing a Form 3, WM Advisors Inc. did not file a Form 4 with respect to any transactions during the year, Sudheer Koneru was late filing a Form 4 for an option to purchase 100,000 shares granted on January 10, 2003, Srinivasan Chandrasekar was late filing a Form 4 for an option to purchase 100,000 shares granted on January 10, 2003, Bert Kolde was late filing a Form 4 for an option to purchase 15,000 shares granted on June 11, 2003 and Jonathan Morgan did not file a Form 4 for an option to purchase 15,000 shares granted on December 15, 2003, but reported the grant on an early Form 5.

Code of Ethics

We have adopted a code of ethics that applies to our executive officers and directors, including our principal executive officer, principal financial officer and controller.  A copy of our code of ethics has been  posted to our internet web site at www.click2learn.com.  We will provide any person a copy of the code of ethics without charge upon request.  Requests for a copy of the code of ethics should be addressed to the Office of the General Counsel, Click2learn, Inc., 110 — 110th Avenue NE, Bellevue, Washington 98004.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth certain summary information concerning the compensation awarded to, earned by, or paid for services rendered to Click2learn in all capacities the three fiscal years ended December 31, 2003 by each of our Chief Executive Officer and four most highly compensated executive officers, other than the Chief Executive Officer, who were serving as executive officers at the end of 2003 (collectively, the “Named Executive Officers”).

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation	Securities Underlying Options (#)
Kevin M. Oakes	2003	$250,000	—	—	—
Chairman of the Board, Chief	2002	228,846	—	—	191,125
Executive Officer and President	2001	245,192	—	—	225,000

Gary Millrood (1)	2003	$174,327	$101,677	$34,094	50,000
	2002	3,365	—	—	100,000

Sudheer Koneru (2)	2003	$190,000	—	—	100,000
Chief Operating Officer	2002	176,558	—	—	63,750
	2001	72,500	—	—	52,363

John D. Atherly	2003	$175,000	—	—	—
Chief Financial Officer	2002	163,894	—	—	82,500
	2001	171,635	—	—	70,000

Steven Esau	2003	$150,000	—	—	—
Senior Vice President, General	2002	139,038	—	—	97,187
Counsel and Secretary	2001	132,404	—	—	39,375

(1)          Mr. Millrood joined Click2learn in December 2002.  Bonus consists of sales commissions actually paid in 2003 and excludes commissions earned in 2003 but not paid until 2004.  Other annual compensation consists of reimbursement of relocation expenses.

(2)          Mr. Koneru joined Click2learn in May 2001 in connection with the acquisition of IntelliPrep.

Option and SAR Grants in Fiscal 2003

The following table sets forth certain information regarding stock options granted to Named Executive Officers during the year ended December 31, 2003.  No options were granted to Mr. Oakes, Mr. Atherly or Mr. Esau and no stock appreciation rights were granted in the year ended December 31, 2003.

Individual Grants (1)
Name	Number of Securities Underlying Options Granted(#)	% of Total Options Granted to Employees in Fiscal Year (2)	Exercise or Base Price Per Share ($/Sh)(3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)
					5%($)	10%($)
Kevin Oakes	—	—	—	—	—	—
Gary Millrood	50,000	3.95%	$1.50	5/16/13	$47,167	$119,531
Sudheer Koneru	100,000	7.90%	$0.99	1/10/13	$62,261	$157,781
John Atherly	—	—	—	—	—	—
Steven Esau	—	—	—	—	—	—

(1)          Options were granted under the Click2learn 1998 Equity Incentive Plan (the “Incentive Plan”). The options become exercisable with respect to 25% of the shares covered by the option on the first anniversary of the date of grant and with respect to an additional 2.083% of the total number of shares each month thereafter.  The Incentive Plan provides that upon a change in control transaction or sale of substantially all of Click2learn’s assets, the options may be assumed, converted or replaced by substantially equivalent awards and that if the acquiring entity fails to do, the options become fully exercisable immediately prior to such transaction. However, under the Change in Control Severance Plan adopted in 2002, vesting is accelerated if the Named Executive Officer is terminated without cause or terminates with good reason (as defined in the Change of Control Plan) within 12 months following a change of control transaction.  The completion of the merger with Docent with constitute a change in control for these purposes.  All options have a term of ten years.

(2)          We granted options to purchase an aggregate of 1,265,622 shares of common stock to all employees during 2003.

(3)          Options were granted at an exercise price equal to the fair market value of our common stock as determined by its closing price on the Nasdaq National Market on the date of grant, to the nearest whole cent.

(4)          Potential realizable value is based on the assumption that common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten-year term.  These numbers are calculated based on SEC requirements and do not reflect our projection or estimate of future stock price growth.

Option Exercises and Fiscal Year End Option Values

The following table sets forth for each of the Named Executive Officers the number and year-end value of exercisable and unexercisable options for the year ended December 31, 2003.  None of the Named Executive Officers exercised options in 2003.

	Number of Securities Underlying Unexercised Options at 12/31/03(1)		Value of Unexercised In-the-Money Options at 12/31/03 (2)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Kevin M. Oakes (3)	386,666	186,709	$124,231	$124,232
Gary Millrood	25,000	125,000	$31,750	$125,250
Sudheer Koneru	72,805	143,308	$27,619	$128,613
John D. Atherly (4)	225,951	73,125	$81,992	$53,625
Steven Esau (5)	185,468	65,626	$65,914	$46,922

(1)          Options shown were granted under both the Incentive Plan and the 1995 Combined Incentive and Non-qualified Stock Option Plan.  All options have a term of ten years.

(2)          Based on the closing price of our common stock on the Nasdaq National Market on December 31, 2003 of $2.10 per share, net of exercise price.

(3)          Pursuant to his Employment Agreement, all options held by Mr. Oakes will accelerate and become exercisable upon completion of the merger with Docent.

(4)          Mr. Atherly’s employment will terminate following the merger with Docent.  Pursuant to the Change of Control Executive Severance Plan, all options held by Mr. Atherly will accelerate and become exercisable on March 31, 2003.

(5)          Mr. Esau’s employment will terminate following the merger with Docent.  Pursuant to the Change of Control Executive Severance Plan, all options held by Mr. Esau will accelerate and become exercisable on March 31, 2003.

Director Compensation

We do not pay directors any cash fees for their service on the Board or any committee, but we reimburse all reasonable out-of-pocket expenses incurred in connection with their attendance at Board and committee meetings.

Board members who are not our employees or employees of a parent, subsidiary or affiliate of ours are eligible to participate in the 1998 Directors Stock Option Plan (the “Directors Plan”). Option grants under the Directors Plan are automatic and non-discretionary, and the exercise price per share of such options is the fair market value of a share of common stock on the date of grant.  Non-employee directors receive annual grants of 15,000 options on either June 11 (if such director was serving on the Board when the Directors Plan first became effective) or on the date he or she first became a director and each anniversary thereof, if the director has served continuously as a member of the Board since the date of the initial grant.

The term of these options is ten years, but they will terminate seven months following the date such director ceases to be a member of the Board or a consultant or twelve months if the termination is due to death or disability. All options granted under the Directors Plan will vest as to 2.78% of the shares each month after the date of grant for so long as the recipient continues as a director or a consultant. Additionally, immediately prior to our dissolution or liquidation or a change in control transaction, all options granted pursuant to the Directors Plan will accelerate and will be exercisable for a period of up to six months following the transaction, after which any unexercised options will expire.  On July 28, 2003 the Board approved the grant of an additional 10,000 shares to Jonathan Morgan in consideration of his service as Chair of the Audit Committee.  Although this option was granted under the Incentive Plan, the vesting, exercisability and termination provisions are identical to options granted under the Directors Plan.

In addition, on January 23, 2004, the Board approved the modification of certain options originally granted on October 29, 2002 pursuant to the Incentive Plan to directors who will not continue to serve on the Board of the combined company following the merger with Docent.  As modified, these options will become fully exercisable upon the completion of the merger with Docent and will terminate 12 months following the date of that merger.

Employment Agreements

On  March 20, 2002, we entered into a two-year Employment Agreement with Mr. Oakes.  Pursuant to this agreement, Mr. Oakes will receive an annual salary of $250,000, have a target bonus of 40% of his annual salary, and be eligible to receive a maximum bonus of 100% of his annual salary.  Payment of the bonus is based on achievement of corporate performance goals set by the Board.  If Mr. Oakes is terminated without cause (including termination resulting from a merger, change in control or acquisition of Click2learn or sale of substantially all of its assets) prior to the end of the agreement term, Mr. Oakes will be entitled to receive severance pay equal to his salary for the greater of the remaining term of the Employment Agreement or six months.  In the event of  certain transactions that result in a change in control of Click2learn or the sale of substantially all of its assets (including the completion of the merger with Docent), all of Mr. Oakes unvested options will accelerate and become exercisable immediately prior to the closing of such a transaction.

On January 1, 2003 we entered into a one-year Employment Agreement with Mr. Millrood.  This agreement automatically renews for additional one-year terms unless terminated by either party.  Pursuant to this agreement, Mr. Millrood will receive an annual salary of $175,000, and will have a commission plan approved by the Compensation Committee with target commissions of $100,000 per year.  He was also reimbursed for expenses in connection with relocating the Bellevue, Washington area.  If Mr. Millrood is terminated without cause prior to the end of the agreement term, Mr. Millrood would be entitled to receive severance pay equal to his salary for three months, plus all commissions earned prior to his termination date. The Agreement provides that Mr. Millrood will be entitled to the benefits of the Change of Control Executive Severance Plan.

On June 26, 2003 we entered into a one-year Employment Agreement with Mr. Koneru.  Pursuant to this agreement, Mr. Koneru will receive an annual salary of $190,000, and is eligible to participate in any executive bonus plan adopted by the Compensation Committee.  If Mr. Koneru is terminated without cause prior to the end of the agreement term, Mr. Koneru would be entitled to receive severance pay equal to his salary for the greater of the remaining term of the Employment Agreement or six months, all of his unvested options will accelerate and become exercisable and we will pay the costs to maintain his health insurance for the shorter of 12 months or until he has found other employment.

Termination of Employment and Change in Control Arrangements

On July 16, 2002 the Board adopted the Change of Control Executive Severance Plan (the “Change of Control Plan”), which provides benefits to each of the Named Executive Officers and each of the other executive officers listed in Item 10 if they are terminated in connection with a change in control of Click2learn.  These benefits become available to an executive officer who is terminated without cause or who terminates his employment with good reason prior to or within 12 months following a change in control transaction.  In the event of such a termination, the vesting of any stock options held by the executive officer would be accelerated and the executive officer would be entitled to severance pay based on his length of continuous employment with Click2learn and/or the acquiring company as follows:

Length of Employment	Severance Period
Less than 2 years	3 months
2 – 4 years	6 months
4 – 6 years	9 months
6 or more years	12 months

Such severance is payable either on regular payroll dates over the severance term or in a lump sum at the option of the acquiring company.  If an executive officer is also entitled to severance payments on a change in control pursuant to his employment agreement or because a severance plan is made available to employees generally, such benefits will not be cumulative, but the executive officer will be entitled to receive the greater of the amounts due under the Change of Control Plan or under the employment agreement or generally available severance plan.

The Incentive Plan contains certain additional provisions relating to the acceleration of option vesting in the event of a change in control.  These provisions are described on page 63 in note (1) to the table Options and SAR Grants in Fiscal 2003.

Compensation Committee Interlocks and Insider Participation

Mr. Kolde, Mr. Harris and Mr. Coné served on the Compensation Committee during the last completed fiscal year.  Neither Mr. Kolde, Mr. Harris nor Mr. Coné was an officer or employee of Click2learn or any of our subsidiaries during the fiscal year, although Mr. Kolde was an officer from December 1984 until November 1994.  Neither Mr. Kolde, Mr. Harris nor Mr. Coné engaged in any transaction or had any relationship with us other than as a director.  During our last completed fiscal year none of our executive officers served as a director or member of the compensation committee of any entity, any of whose executive officers served as a director of Click2learn or a member of our Compensation Committee.

Compensation Committee Report on Executive Compensation

This report of the Compensation Committee is required by the SEC and shall not be deemed to be incorporated by reference by any general statement incorporating this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed soliciting material or filed under such acts.

General Compensation Policy

The Compensation Committee acts on behalf of the Board to establish the general compensation policy for executive officers of Click2learn.  Executive compensation generally consists of base salary, bonus or revenue-based incentive compensation (for executives with direct revenue generating responsibility), stock options and participation in benefit plans generally available to Click2learn employees.  The Compensation Committee reviews the general executive bonus plan and individual incentive compensation plans for certain executive officers who do not participate in the general executive bonus plan at or about the beginning of each year.  The Compensation Committee also designates the persons eligible to participate in Click2learn’s Change of Control Executive Severance Plan.

The Compensation Committee’s general philosophy in compensating executive officers, including the Chief Executive Officer, is to relate compensation to corporate performance.  Long-term equity incentives for executive officers are accomplished through grants of stock options under the Incentive Plan.  Stock options generally have value for the executive only if the price of Click2learn’s stock increases above the fair market value on the grant date and the executive remains employed by Click2learn for the period required for the shares to vest, except that vesting may accelerated pursuant to the Change of Control Executive Severance Plan or an individual employment agreement.

In the past, bonuses or incentive compensation plans have accounted for a significant portion of the target compensation for executive officers.  Bonuses have been tied to the achievement of corporate performance targets set by the Board, while incentive compensation plans have been tied to the revenue for which the particular executive is responsible.

Executive Compensation

The Board determined that there would be no increases in base compensation for executives in 2003 and that no executive bonus plan would be adopted for 2003 unless Click2learn achieved positive cash flow from operations for the fiscal year.

Base Compensation.  In 2003 the base salary level for each executive officer was not increased from 2002 base salary levels, without taking into account voluntary pay reductions taken by executives in the second half of 2002.  The CEO’s base compensation was paid in accordance with his Employment Agreement originally approved by the Compensation Committee 2002.

Incentive Compensation.  No executive bonus plan was adopted for 2003 and no other individual executive bonuses were approved by the Compensation Committee in 2003.  The Executive Vice President, Worldwide Sales and Alliances does not participate in the executive bonus plan, but during 2003 had an incentive compensation plan tied to the revenue he was responsible for generating.

Stock Options. Stock options are granted to executive officers as incentives to become employees or to aid in the retention of executive officers and to align their interests with those of the stockholders.  The number of shares subject to each stock option granted is within the discretion of the Compensation Committee and is based on anticipated future contribution and ability to impact corporate and/or business unit results, past performance, consistency within the executive’s peer group or to provide a greater incentive to continue employment with Click2learn and strive to increase the value of its common stock.

Company Performance and CEO Compensation.  CEO compensation during 2003 was fixed by an Employment Agreement approved in March 2002.  In determining the CEO’s  base salary under the Employment Agreement, the Compensation Committee considered his  performance in moving Click2learn from primarily a service business to an enterprise software company, revenue growth related to Click2learn’s Aspen Enterprise Productivity Suite and progress toward generating positive cash flow and profitable operations.  No changes were made to the CEO’s base salary in 2003 from that established in 2002.  The CEO did not receive bonus compensation and was not granted any additional options in 2003.

THE COMPENSATION COMMITTEE
Bert Kolde, Chairman
Edward Harris
John Coné

Company Stock Price Performance Graph

The stock price performance graph below is required by the SEC and shall not be deemed to be incorporated by reference by any general statement incorporating this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed soliciting material or filed under such Acts.

The graph below compares the cumulative total stockholder return as of December 31 of each year on (1) the common stock of Click2learn with (2) the Nasdaq U.S Stocks Index and (3) the Nasdaq Computer and Data Processing Services Index from December 31, 1998 to December 31, 2003 (assuming the investment of $100 in Click2learn’s common stock and in each of the other indices on December 31, 1998, and reinvestment of all dividends).

The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Click2learn’s common stock.

The stock price performance shown on the graph above is not necessarily indicative of future price performance.  Information used in the graph was obtained from the Nasdaq National Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 1, 2003, by (1) each person who is known to us to own beneficially more than 5% of our common stock, (2) each director, (3) the Named Executive Officers and (4) all directors and executive officers as a group. Unless otherwise indicated in the notes to the table, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Paul G. Allen (2)	6,928,216	20.84%
WM Advisors (3)	3,613,537	10.87
Burquette Investement Partnership, L.P. (4)	2,114,936	6.36
Gruber & McBaine Capital Management, LLC (5)	1,888,684	5.68
Kevin M. Oakes (6)	1,018,451	3.06
Sudheer Koneru(7)	277,994	*
John D. Atherly (8)	253,121	*
Steven Esau (9)	197,302	*
Bert Kolde (10)	128,748	*
Ronald S. Posner (11)	84,998	*
Sally Narodick (10)	71,039	*
Vijay Vashee (13)	52,819	*
Edward Harris (10)	35,499	*
Gary Millrood (10)	33,333	*
John Coné (10)	17,196	*
Jonathan Morgan (10)	10,832	*
All officers and directors as a group (16 persons) (14)	2,675,644	8.05%

*Less than 1% of outstanding common stock

(1)                                  Percentage ownership is based on 33,244,221 shares outstanding as of March 1, 2004.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 1, 2004 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.  Options or warrants that may be accelerated and become exercisable as a result of the merger with Docent or the termination of a director or officer following the merger are not deemed outstanding even though we expect the merger to close within 60 days of March 1, 2004.

(2)                                  Principal address is 505 Union Station, 505 Fifth Avenue South, Suite 900, Seattle, Washington 98104. Includes 616,120 shares held of record by Vulcan Ventures, Inc. and 387,096 shares issuable upon exercise of a warrant issued to Vulcan Ventures. Mr. Allen is the sole shareholder of Vulcan Ventures and may be deemed to have shared voting and investment power with respect to such shares. Mr. Allen is the founder of Click2learn.

(3)                                  Principal address is 1201 Third Avenue, 22nd Floor, Seattle, Washington 98101. Based on publicly available information filed with the SEC on Form 13G filed on October 31, 2003.

(4)           Principal address is P.O. Box 3439, Blaine Washington. Based on publicly available information filed with the SEC on Form 13G on November 24, 2003. Includes 471,317 shares issuable upon exercise of warrants held by Burquette Investment Partnership, L.P.

(5)           Principal address is 50 Osgood Place, Penthouse, San Francisco, California 94113. Based on publicly available information filed with the SEC on Form 13F filed on October 30, 2003.

(6)           Includes 407,499 shares subject to stock options exercisable within 60 days of March 1, 2004.

(7)           108,013 shares subject to stock options exercisable within 60 days of March 1, 2004 and 169,981 shares held of record by his spouse.

(8)           Includes 231,784 shares subject to stock options exercisable within 60 days of March 1, 2004.

(9)                                  Includes 190,259 shares subject to stock options exercisable within 60 days of March 1, 2004.

(10)         Represents shares subject to stock options exercisable within 60 days of March 1, 2004.

(11)         Includes 64,998 shares subject to stock options exercisable within 60 days of March 1, 2004 and 20,000 shares held of record by PS Capital LLC. Mr. Posner is a principal of PS Capital LLC and may be deemed to have shared voting and investment power with respect to such shares. Mr. Posner disclaims beneficial ownership of shares held by PS Capital LLC except to the extent of his pecuniary interest therein.

(12)         Includes 26,250 shares subject to stock options exercisable within 60 days of March 1, 2004.

(13)         Includes 32,499 shares subject to stock options exercisable within 60 days of March 1, 2004.

(14)         Represents the shares described in the table, plus an additional 494,332 shares beneficially owned by three other executive officers, of which 338,272 are shares subject to stock options exercisable within 60 days of March 1, 2004 and 75,226 are owned by the spouses of certain such executive officers.

The following table sets forth certain information regarding equity compensation plans under which shares of our common stock are authorized for issuance.  No class of securities other than common stock or options to purchase common stock is authorized for issuance under any of our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved by Security Holders	5,762,440	$3.75	2,001,842

Equity Compensation Plans Not Approved by Security Holders (1)	0	—	0

Total	6,060,652	$3.67	0

(1)                            Does not include stock options issued under the IntelliPrep 2000 Equity Incentive Plan (the “IntelliPrep Plan”) that were assumed in connection with our acquisition of IntelliPrep.  As of December 31, 2003 there were assumed options for the purchase of 298,212 shares of our common stock outstanding with a weighted-average exercise price of $2.15 per share.  If any assumed option expires or is canceled without being exercised, the shares subject to such expired or canceled option are not available for issuance of other options under the IntelliPrep Plan or any other equity compensation plan and no further options to purchase shares of our common stock can be issued under the IntelliPrep Plan.

Changes in Control

On October 20, 2003, we executed an Agreement and Plan of Reorganization, dated as of October 20, 2003 (as amended to date, the “Merger Agreement”), by and among us, Docent, Newco, Canuck Acquisition Corporation, a wholly owned subsidiary of Newco (“Click2learn Merger Sub”) and Devil Acquisition Corporation, a wholly owned subsidiary of Newco (“Docent Merger Sub”).  In accordance with the Merger Agreement, Click2learn Merger Sub will merge with and into Click2learn and each issued and outstanding share of Click2learn common stock will be exchanged for 0.3188 shares of Newco common stock (the “Click2learn Exchange Ratio”), Docent Merger Sub will merge with and into Docent and each issued and outstanding share of Docent common stock will be exchanged for 0.7327 shares of Newco common stock (the “Docent Exchange Ratio”).

In connection with the merger:

•                  each outstanding option and warrant to purchase shares of Click2learn common stock will be assumed by Newco and will thereafter represent the right to purchase a number of shares of Newco common stock based on the Click2learn Exchange Ratio, and the exercise price per share will be adjusted accordingly, and

•                  each outstanding option and warrant to purchase Docent common stock will be assumed by Newco and will thereafter represent the right to purchase a number of shares of Newco common stock based on the Click2learn Exchange Ratio, and the exercise price per share will be adjusted accordingly.

The separate corporate existences of Click2learn Merger Sub and Docent Merger Sub will thereupon cease and we and Docent will each become wholly-owned subsidiaries of Newco.  Thereafter, we and Docent will each merge with and into Newco and the separate corporate existence of each company will cease.

The consummation of the merger is subject to the approval of our stockholders and the stockholders of Docent and other customary closing conditions.  Meetings of the stockholders of each company to vote on the merger are scheduled for March 18, 2004.  The merger is intended to be a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended (the “Code”) and/or qualify as a tax-free exchange under Section 351 of the Code, and is expected to be treated as a purchase for financial accounting purposes, in accordance with generally accepted accounting principles.

In connection with the Merger Agreement, certain of our stockholders, including executive officers and members of the Board, having beneficial ownership of approximately 7.13% of the outstanding Click2learn stock as of October 15, 2003 entered into voting agreements with Docent in which, among other things, each stockholder agreed, until the earlier of the consummation of the merger or the termination of the Merger Agreement, to vote its shares of Click2learn Common Stock:

•                  in favor of the adoption of the Merger Agreement and approval of the merger,

•                  against the approval of any proposal that would result in a breach by Click2learn of the Merger Agreement, and

•                  against any proposal made in opposition to, or in competition with, consummation of the merger and the other transactions contemplated by the Merger Agreement.

Certain Docent stockholders, including executive officers and members of the board of directors of Docent, having beneficial ownership of approximately 6.84% of the outstanding stock of Docent as of October 15, 2003 entered into a reciprocal voting agreement with Click2learn.

Item 13.  Certain Relationships and Related Transactions.

Since January 1, 2003 there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we or any of our subsidiaries was or is to be a party in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than compensation agreements and other arrangements, which are described where required in Item 11 “Executive Compensation.”

Item 14.  Principal Accounting Fees and Services.

	Fiscal Year
	2002	2003
Audit Fees—the aggregate fees billed for the audit of annual financial statements, review of quarterly financial statements and services normally provided in connection statutory and regulatory filings or engagements.	$178,000	$320,000

Audit Related Fees—the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including conducting accounting due diligence in connection with our proposed merger with Docent in 2003.	$5,000	$76,500

Tax Fees—the aggregate fees billed for tax compliance, tax advice and tax planning.	—	—

All Other Fees—the aggregate fees billed for other products and services.	—	—

The Audit Committee’s has no pre-determined policies for pre-approval of non-audit fees the principal auditor, rather it evaluates each potential engagement individually to determine whether such engagement might impact the independence of the potential auditor.  The process for such evaluation is to discuss the potential engagement with the principal auditors and management at an Audit Committee meeting and determine whether such engagement might impact the independence of the potential auditor.  The Audit Committee considers all of the relevant facts and circumstances in making its determination, including the nature of the services to be provided, the estimated fees for the engagement and the principal auditor’s personnel that will be performing the services.  All such services described above were pre-approved by the Audit Committee.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)                   Financial Statements

Financial statements filed as part of this report are listed in the index on page 33.

(a)(2)                   Financial Statement Schedules

Financial statement schedules filed as part of this report are listed in the index on page 33.

All other schedules are omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or notes thereto.

(a)(3)                   Exhibits

See Index to Exhibits.

(b)                                  Reports on Form 8-K

A report was filed on Form 8-K dated October 20, 2003 reporting the execution of the Agreement and Plan of Reorganization, dated October 20, 2003 by and among Click2learn, Docent, Inc., Hockey Merger Corporation, Canuck Acquisition Corporation, and Devil Acquisition Corporation.  No financial statements were filed with the report.

A report on Form 8-K dated October 20, 2003 was filed announcing results of operations for the six months ended September 30, 2003.  No financial statements were filed with the report.

(c)                                  Index to Exhibits

The following Exhibits are attached to this Annual Report on Form 10-K:

Exhibit Number	Exhibit Title

2.1	Asset Purchase Agreement dated January 15, 2002, between Click2learn and NIIT (USA), Inc. (1)

2.2	Agreement and Plan of Reorganization, dated October 20, 2003 by and among Click2learn, Docent, Inc., Hockey Merger Corporation, Canuck Acquisition Corporation, and Devil Acquisition Corporation. (2)

2.3

Amendment No. 1 to Agreement and Plan of Reorganization, dated November 13, 2003 by and among Click2learn, Docent, Inc., Hockey Merger Corporation, Canuck Acquisition Corporation, and Devil Acquisition Corporation. (2)

2.4

Amendment No. 2 to Agreement and Plan of Reorganization, dated January 26, 2004 by and among Click2learn, Docent, Inc., Hockey Merger Corporation, Canuck Acquisition Corporation, and Devil Acquisition Corporation. (2)

3.1	Amended and Restated Certificate of Incorporation of Click2learn.(3)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Click2learn filed on November 23, 1999.(4)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Click2learn filed on June 11, 2001.(5)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Click2learn filed on May 31, 2002. (6)

Exhibit Number	Exhibit Title

3.5	Bylaws of Click2learn.(2)

4.1	Form of Specimen Stock Certificate for Click2learn’s Common Stock.(4)

4.2	Securities Purchase Agreement dated as of August 18, 1999 by and between Click2learn and Go2Net, Inc.(7)

4.3	Common Stock Purchase Warrant dated as of August 16, 1999 from Click2learn to Go2Net, Inc.(7)

4.4	Securities Purchase Agreement dated as of October 6, 1999 by and between Click2learn, Marshall Capital Management, Inc. and Vulcan Ventures, Inc.(8)

4.5	Registration Rights Agreement dated as of October 6, 1999 by and between Click2learn, Marshall Capital Management, Inc. and Vulcan Ventures, Inc.(8)

4.6	Form of Warrant to Purchase Common Stock dated as of October 6, 1999 from Click2learn to Marshall Capital Management, Inc., Vulcan Ventures, Inc. and Alpine Capital Partners, Inc.(8)

4.7	Securities Purchase Agreement dated as of December 8, 2000 by and between Click2learn and Marshall Capital Management, Inc.(9)

4.8	Registration Rights Agreement dated as of December 8, 2000 by and between Click2learn and Marshall Capital Management, Inc.(9)

4.9	Series A Warrant to Purchase Common Stock dated as of December 12, 2000 by and between Click2learn and Marshall Capital Management, Inc.(9)

4.10	Purchase Agreement dated as of November 15, 2001 by and between Click2learn and various investors. (10)

4.11	Registration Rights Agreement dated as of November 15, 2001 by and between Click2learn and various investors.(10)

4.12	Form of Warrant to Purchase Common Stock dated as of November 20, 2001 from Click2learn to various investors.(10)

4.13	Addendum to Purchase Agreement and Registration Rights Agreement dated as of December 10, 2001 by and between Click2learn and various investors.(11)

4.14	Warrant to Purchase Stock dated December 6, 2001 by and between Click2learn and Silicon Valley Bank.(12)

4.15	Purchase Agreement dated as of June 20, 2003 by and between Click2learn and various investors. (13)

4.16	Registration Rights Agreement dated as of June 20, 2003 by and between Click2learn and various investors.(13)

4.17	Form of Warrant to Purchase Common Stock dated as June 20, 2003 from Click2learn to various investors.(13)

9.01	Form of Voting Agreement entered into on October 20, 2003 by and between Docent, Inc. and executive officers and directors of Click2learn. (2)

10.1	Form of Indemnification Agreement entered into by Click2learn with each of its directors and executive officers.(2)

10.2	Click2learn’s 1995 Combined Incentive and Nonqualified Stock option Plan and related documents. (3)(20)

10.3	Click2learn’s 1998 Directors Stock Option Plan, as amended to date. (12)(20)

Exhibit Number	Exhibit Title

10.4	Click2learn’s 1998 Equity Incentive Plan, as amended to date. (12)(20)

10.5	Click2learn’s 1999 Employee Stock Purchase Plan and related documents.(14)(20)

10.6	IntelliPrep Technologies, Incorporated 2001 Equity Incentive Plan.(15)(20)

10.7	Lease Agreement, dated as of May 24. 1991, by and between Click2learn and EOP-110 Atrium Place, L.L.C. and first through eighth amendments thereto.(3)(16)

10.8	Ninth Amendment to Lease Agreement dated as of April 16, 2002 by and between Click2learn and EOP-110 Atrium Place, L.L.C.(12)

10.9	Tenth Amendment to Lease Agreement dated as of March 3, 2003 by and between Click2learn and EOP-110 Atrium Place, L.L.C.(17)

10.10	Employment Agreement dated as of March 21, 2002 by and between Click2learn and Kevin Oakes.(1)(20)

10.11	Employment Agreement dated as of January 1, 2003 by and between Click2learn and Gary Millrood.(20)

10.12	Employment Agreement dated as of June 26, 2003 by and between Click2learn and Sudheer Koneru.(11)(20)

10.13	Loan and Security Agreement dated as of December 6, 2002 by and between Click2learn and Silicon Valley Bank. (12)

10.14	Amendment to Loan Documents dated as of December 6, 2002 by and between Click2learn and Silicon Valley Bank. (12)

10.15	Custom Software Development Agreement.(1)

10.16	Click2learn Change of Control Severance Plan. (19)(20)

21.1	Subsidiaries of Click2learn.

23.1	Consent of KPMG LLP, Independent Auditors.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes to Exhibit List:

(1)                                  Incorporated by reference to Click2learn’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002.

(2)                                  Incorporated herein by reference to Hockey Merger Corporation’s Registration Statement on Form S-4, as amended (Registration no. 333-110535).

(3)                                  Incorporated herein by reference to Click2learn’s Registration Statement on Form S-1 (Registration no. 333-49037), as amended.

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

(5)                                  Incorporated by reference to Click2learn’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

(6)                                  Incorporated herein by reference to Click2learn’s Description of Capital Stock on Amendment No. 1 to Form 8-A filed on August 8, 2002.

(7)                                  Incorporated herein by reference to Click2learn’s Registration Statement on Form S-3 (Registration no. 333-87425).

(8)                                  Incorporated herein by reference to Click2learn’s Registration Statement on Form S-3 (Registration no. 333-89615).

(9)                                  Incorporated herein by reference to Click2learn’s Current Report filed with the Securities and Exchange Commission on Form 8-K dated December 12, 2000.

(10)                            Incorporated herein by reference to Click2learn’s Current Report filed with the Securities and Exchange Commission on Form 8-K dated November 15, 2001.

(11)                            Incorporated herein by reference to Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(12)                            Incorporated herein by reference to Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(13)                            Incorporated herein by reference to Click2learn’s Current Report filed with the Securities and Exchange Commission on Form 8-K dated June 20, 2003.

(14)                            Incorporated herein by reference to Click2learn’s Registration Statement on Form S-8 (Registration no. 333-83759).

(15)                            Incorporated herein by reference to Click2learn’s Registration Statement on Form S-8 (Registration no. 333-63916).

(16)                            Incorporated herein by reference to Click2learn’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(17)                            Incorporated by reference to Click2learn’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.

(18)                            Incorporated by reference to Click2learn’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003.

(19)                            Incorporated by reference to Click2learn’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

(20)                            Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Click2learn has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICK2LEARN, INC.

March 17, 2004	/s/ John D. Atherly
Date	John D. Atherly Vice President, Finance and Administration and Chief Financial Officer (Duly Authorized Officer and Chief Accounting Officer)

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

March 17, 2004	/s/ Kevin Oakes
Date	Kevin Oakes, President, Chief Executive Officer
and Chairman of the Board (Principal Executive Officer)

March 17, 2004	/s/ Sally Narodick
Date	Sally Narodick, Lead Director

March 17, 2004	/s/ John Coné
Date	John Coné, Director

March 17, 2004	/s/ Edward Harris
Date	Edward Harris, Director

March 17, 2004	/s/ Bert Kolde
Date	Bert Kolde, Director

March 17, 2004	/s/ Jonathan Morgan
Date	Jonathan Morgan, Director

March 17, 2004	/s/ Ronald S. Posner
Date	Ronald S. Posner, Director

March 17, 2004	/s/ Vijay Vashee
Date	Vijay Vashee, Director

SCHEDULE II.

CLICK2LEARN, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002, and 2001

(In thousands)

	Balance at Beginning of Year	Charge to Other Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2003:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$927	$744	$1,104	$566
Year ended December 31, 2002:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$1,430	$1,557	$2,060	$927
Year ended December 31, 2001:
Valuation accounts deducted from assets:
Allowance for doubtful receivables and sales returns	$962	$1,198	$730	$1,430